Form 10QSB
period 2001-03-31
CAIRO ACQUISITIONS INC
filed 2001-05-15
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .



         Commission file number: 0-29323
                                 -------


                            CAIRO ACQUISITIONS, INC.
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

                                    Yes XX       No
                                       -----       ----------


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 14, 2001 was 6,562,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of March 31, 2001...................................4

Unaudited Statement of Operations for the three months ended March 31, 2001 and
2000 and the period since Date of Inception to March 31, 2001..................5

Unaudited Statement of Cash Flows for the three months ended March 31, 2001 and
2000 and the period since Date of Inception to March 31, 2001..................6

Notes to Unaudited Financial Statements........................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............8

                                     PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES. . . . . . . . . . . . . . . .8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cairo Acquisitions Inc., a Nevada corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                              As of March 31, 2001

                                                                         March 31, 2001
                                                                           (unaudited)
                                                                           -----------
ASSETS
      Current Assets - cash                                                $     2,957
                                                                           -----------

            Total Current Assets                                           $     2,957
                                                                           ===========


LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts Payable / Related Parties                                   2,500
            Accrued Expenses                                                     1,652
                                                                           -----------

            Total Current Liabilities                                            4,152
                                                                           -----------

      Stockholders' deficit
            Preferred stock ($.001 par value, 5,000,000
                 shares authorized; no shares issued and
                 outstanding                                                         -
            Common stock ($.001 par value 45,000,000
                shares authorized; 6,562,500 shares issued  and
                outstanding as of March 31,  2001                                6,563
            Additional paid in capital                                           2,799
            Accumulated deficit                                                (10,557)
                                                                           -----------

                 Total stockholders' equity                                     (1,195)
                                                                           -----------

TOTAL LIABILITIES AND EQUITY                                               $     2,957
                                                                           ===========




    The accompanying notes are an integral part of these financial statements

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
               For The Three Months Ended March 31, 2001 and 2000
                                       and
       For the period from Inception (December 7, 1999) to March 31, 2001

                                                     Three             Three          December 7,
                                                     months            months             1999
                                                     ended             ended         (inception) to
                                                    March 31,         March 31,         March 31,
                                                      2001               2000            2001
                                                 --------------      -----------      ----------

Revenues                                         $            -      $         -      $        -
General and Administrative Costs                            308           (6,931)          10,557
                                                 --------------      -----------      ----------

Net Loss                                                   (308)          (6,931)        (10,557)

                                                 ==============      ===========      ==========

Loss per common share-basic and diluted          $            -      $         -      $

                                                 ==============      ===========      ==========

Weighted average common shares basic and
diluted                                             6,044,000         4,987,000
                                                 ==============      ===========      ==========




    The accompanying notes are an integral part of these financial statements

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
               For The Three Months Ended March 31, 2001 and 2000
                                       and
       For the period from Inception (December 7, 1999) to March 31, 2001


                                                                Three          Three         December
                                                                months         months        7, 1999
                                                                ended          ended       (inception)
                                                               March 31,      March 31,     to March
                                                                 2001          2000         31, 2001
                                                               -------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                                $ (308)      $ (6,931)      $(10,557)
       Adjustments to reconcile Net Loss to Net Cash
       provided by (used in) operations:
             Stock compensation expense                              -          5,007          5,007
             Decrease in stock subscription receivable               -            445              -
             Increase (decrease) in accounts payable and
             accrued expenses                                    (282)          1,990          1,652
                                                               -------      ---------      ---------

       Net cash provided by (used in) Operating Activities       (590)            511        (3,898)
                                                               -------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                 -              -              -

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase in related party receivable                          -              -          2,500
       Decrease in stock subscription receivable                     -              -            445
       Issuance of common stock                                  3,000              -          3,910
                                                               -------      ---------      ---------
       Net Cash Provided by Financing Activities                 3,000              -          6,855

NET CASH INCREASE                                                2,410            511          2,957
                                                               -------      ---------      ---------

CASH, BEGINNING OF PERIOD                                          547              -              -
                                                               -------      ---------      ---------

CASH, END OF PERIOD                                            $ 2,957      $     511      $   2,957





    The accompanying notes are an integral part of these financial statements

                             CAIRO ACQUISITIONS, INC
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2001


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the period ended December 31, 2000, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results to be expected for the full year ended December 31, 2001.

2.  Sale of Securities

On March 28, 2001, the Company sold 520,000 shares of common stock , $.001 par value, to Kelly's Coffee Group, Inc. in a private placement. The stock was sold at a price of $.00577 per share for a total of $3,000.00.

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the period ended December 31, 2000, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the second quarter of 2001, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                                     PART II

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On March 28, 2001, the Company issued 520,000 shares of common stock to Kelly's Coffee Group, Inc. for cash, pursuant to section 4(2) of the Securities Act in a private transaction. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) there was no subsequent contemporaneous public offerings of the stock; (3) the stock was not broken down into smaller denominations; and (4) the negotiations for the sale of the stock too place directly between the offeree and the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2001.



CAIRO ACQUISITIONS, INC.

/s/Ruairidh Campbell                              May 14, 2001
---------------------                             -------------------
Ruairidh Campbell                                 Date
President and Director

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

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

Material Contracts

10(i)             11                Stock Purchase Agreement dated March 28,
                                    2001 between the Company and Kelly's Coffee
                                    Group, Inc.

                            STOCK PURCHASE AGREEMENT
Exhibit 10(i)

THIS STOCK PURCHASE AGREEMENT ("Agreement") is executed this 28th day of March, 2001 by and between Cairo Acquisitions, Inc., a Nevada corporation ("Cairo"), and Kelly's Coffee Group, Inc., a Nevada corporation ("Kelly's").

                                    Recitals

Cairo desires to sell and transfer Five Hundred and Twenty Thousand (520,000) restricted shares of the common stock of Cairo to Kelly's and Kelly's desires to purchase and acquire, Five Hundred and Twenty Thousand (520,000) restricted shares of the common stock of Cairo, par value $0.001 per share (the "Shares"), in a private non-registered transaction in exchange for a cash payment of Three Thousand ($3,000) dollars, representing a purchase price of $0.006 per share.

                                    Agreement

In consideration of the mutual promises, covenants, and agreements contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is acknowledged by all the parties, the parties hereby agree as follows:

1. Purchase and Sale of Shares. Cairo agrees to transfer the Shares to Kelly's, and Kelly's agrees to acquire the Shares from Cairo. Immediately after Cairo receives the purchase price from Kelly's, it will direct its transfer agent to issue the Shares to Kelly's.

2. Purchase Price. As consideration for the Shares, Kelly's shall pay to Cairo the sum of Three Thousand ($3,000) dollars, representing a purchase price of $0.006 per share.

3. Representation and Warranties of Kelly's. Kelly's represents and warrants that:

         a. Kelly's is an entity incorporated under the laws of the State of Nevada.

         b. Kelly's has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of the purchase of the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         c. Kelly's is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as Kelly's deems to be appropriate in purchasing the Shares; Kelly's has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of purchasing the Shares.

         d. Kelly's understands that Cairo is relying upon Kelly's's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares. Therefore, Kelly's agrees to indemnify Cairo against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement.

4. Representations and Warranties of Cairo. Cairo represents and warrants that:


         a. Cairo is a corporation duly organized and validly existing under the laws of the State of Nevada.

         b. Cairo has valid title to the Shares which it is transferring to Kelly's pursuant to this Agreement. There are no claims, liens, security interests, or other encumbrances upon the Shares.

         c. Cairo is relying solely upon its independent consultation with its professional, legal, tax, accounting and such other advisors as Cairo deems to be appropriate in transferring the Shares; Cairo has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of transferring the Shares.

         d. All corporate action on the part of Cairo required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of Cairo, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5.       Survival of Representations, Warranties and Covenants.

         The representations, warranties and covenants made by Cairo and Kelly's in this Agreement shall survive the purchase and sale of the Shares.

6.       Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

         e. The validity, interpretation, and performance of this Agreement shall be governed by the laws of the State of Utah, without regard to its law on the conflict of laws. Any dispute arising out of this Agreement shall be brought in a court of competent jurisdiction in Salt Lake County, State of Utah. The parties exclude any and all statutes, laws and treaties which would allow or require any dispute to be decided in another forum or by other rules of decision than provided in this Agreement.


         IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.



Cairo Acquisitions, Inc.                     Kelly's Coffee Group, Inc.

/s/ Ruairidh Campbell                         /s/ David Wolfson
---------------------------------            ---------------------------------
Ruairidh Campbell, President                 David Wolfson, Vice-President