Form 10QSB
period 2001-06-30
CAIRO ACQUISITIONS INC
filed 2001-08-14
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .
                                          ------------    --------------


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

              Yes XX       No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 13, 2001 was 6,562,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2001....................................4

Unaudited Statement of Operations for the three and six months ended June 30,
2001 and 2000 and the period since Date of Inception to June 30, 2001..........5

Unaudited Statement of Cash Flows for the six months ended June 30, 2001 and
2000 and the period since Date of Inception to June 30, 2001...................7

Notes to Unaudited Financial Statements........................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............9

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cairo Acquisitions, Inc., a Nevada corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of June 30, 2001, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet, and comparable periods of the preceding year, and the period since inception are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2001
                                                                June 30, 2000
                                                                 (unaudited)
                                                             ---------------

ASSETS
      Current Assets - cash                                 $             88
                                                             ---------------

            Total Current Assets                            $             88
                                                             ===============



LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts Payable                                           1,364
            Accounts Payable/Related Parties                           2,500
                                                             ---------------

            Total Current Liabilities                                  3,864
                                                             ---------------

      Stockholders' deficit
            Preferred stock ($.001 par value,
                 5,000,000 shares authorized;
                  no shares issued and outstanding                         -
            Common stock ($.001 par value 45,000,000
                  shares authorized;
                  6,562,500 shares issued and
                  outstanding as of June 30,  2001                     6,563
            Additional paid in capital                                 2,799
            Retained Deficit                                         (13,138)
                                                             ---------------

                 Total stockholders' equity                           (3,776)
                                                             ---------------

TOTAL LIABILITIES AND EQUITY                                $             88
                                                             ===============







    The accompanying notes are an integral part of these financial statements

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                     Unaudited Statements of Operations For
                   The Three Months Ended June 30, 2001, 2000
                                       and
         For the Period of Inception (December 7, 1999 to June 30, 2001

                                                           Three months             Three months            December 7, 1999
                                                               ended                    ended                (inception) to
                                                           June 30, 2001            June 30, 2000            June 30, 2001
                                                        -------------------       -----------------      ----------------------
Revenues                                             $                    -    $                  -    $                      -
General and Administrative Costs                                     (2,581)                 (7,331)                    (13,138)

Net Loss                                                             (2,581)                 (7,331)                    (13,138)

                                                        ===================       =================      ======================

Loss per common share-basic and diluted              $                    -    $                  -    $                      -

                                                        ===================       =================      ======================


Weighted average common shares basic
and diluted                                                       6,563,000               5,738,000                   5,152,000
                                                        ===================       =================      ======================



    The accompanying notes are an integral part of these financial statements

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                     Unaudited Statements of Operations For
                   The Six Months Ended June 30, 2001 and 2000

                                                                         Six months ended               Six months ended
                                                                          June 30, 2001                  June 30, 2000
                                                                      ----------------------         ----------------------


Revenues                                                         $                         -    $                         -
General and Administrative Costs                                                      (2,889)                        (7,331)

Net Loss                                                                              (2,889)                        (7,331)

                                                                      ======================         ======================
Loss per common share-basic and diluted                          $                         -    $                         -

                                                                      ======================         ======================

Weighted average common shares basic and diluted                                   6,563,000                      5,738,000
                                                                      ======================         ======================

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                 For the Six Months ended June 30, 2001 and 2000
                                       and
         For the period of Inception (December 7, 1999) to June 30, 2001

                                                                                                    Six            December
                                                                                Six months        Months           7, 1999
                                                                                  ended            ended         (inception)
                                                                                 June 30,        June 30,        to June 30,
                                                                                   2001            2000              2001
                                                                             ---------------- --------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                                           $           (2,889)          (7,331)           (13,138)
       Adjustments to reconcile Net Loss to Net Cash
       provided by (used in) operations:
             Stock compensation expense                                             -                   5,007              5,007
             Increase in accounts payable and accrued expenses                          (570)           2,390              1,364
                                                                             ---------------- --------------- ------------------
       Net cash provided by (used in) Operating Activities                            (3,459)              66             (6,767)


CASH FLOWS FROM INVESTING ACTIVITIES                                                        -               -                  -
                                                                             ---------------- --------------- ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
             Increase in related party receivable                                           -               -              2,500
             Decrease in stock subscription receivable                                      -             445                445
             Issuance of common stock                                                  3,000               -               3,910
                                                                             ---------------- --------------- ------------------
       Net cash provided by (used in) Financing Activities                             3,000              445              6,855


NET CASH INCREASE (DECREASE)                                                            (459)             511                 88
                                                                             ---------------- --------------- ------------------

CASH, BEGINNING OF PERIOD                                                                547        -                         -
                                                                             ---------------- --------------- ------------------

CASH, END OF PERIOD                                                       $               88              511                 88
                                                                             ================ =============== ==================


    The accompanying notes are an integral part of these financial statements

                             CAIRO ACQUISITIONS, INC
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's financial statements included in Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results to be expected for the full year ended December 31, 2001.

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001. Therefore, those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2001, but there can be no assurance that this expectation will be fully realized.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of August, 2001.



CAIRO ACQUISITIONS, INC.



   s/ Ruairidh Campbell                                       August 13, 2001
---------------------------------------------
Ruairidh Campbell
President and Director

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