Form 10QSB
period 2001-09-30
CAIRO ACQUISITIONS INC
filed 2001-11-01
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of October 31, 2001 was 6,562,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of September 30, 2001...............................4

Unaudited Statement of Operations for the three and nine months ended September 30, 2001, and September 30, 2000, and the period from Date of Inception to
September 30, 2001.............................................................5

Unaudited Statement of Cash Flows for the nine months ended September 30, 2001, and September 30, 2000 and the period from Date of Inception to September 30,
2001...........................................................................6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cairo Acquisitions, Inc., a Nevada corporation, unless otherwise indicated. Unaudited condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                            As of September 30, 2001

                                                                                 September 30, 2001
                                                                                     (unaudited)
                                                                                      ---------
ASSETS
      Current Assets - cash                                                          $       70
                                                                                      ---------

            Total Assets                                                             $       70
                                                                                      ---------

                                                                                      ---------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts Payable                                                              1,700
            Accounts Payable - Related Parties                                            2,500
                                                                                      ---------

            Total Current Liabilities                                                     4,200
                                                                                      ---------

      Stockholders' deficit
            Preferred stock ($.001 par value, 5,000,000 shares authorized;
                 no shares issued and outstanding                                             -
            Common stock ($.001 par value 45,000,000 shares authorized;
                 6,562,500 shares issued and outstanding as of September 30, 2001         6,563
            Additional paid in capital                                                    2,799
            Accumulated deficit                                                         (13,492)
                                                                                      ---------

                 Total stockholders' equity (deficit)                                    (4,130)
                                                                                      ---------

TOTAL LIABILITIES AND EQUITY                                                         $       70
                                                                                      ---------

                                                                                      ---------


   The accompanying notes are an integral part of these financial statements.

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations



                                                                                                December
                                       Three months ended            Nine months ended          7, 1999
                                         September 30,                 September 30,          (inception) to
                                                                                                September
                                      2001           2000           2001          2000          30, 2001

                                    ---------      ---------      ---------     ---------      ---------
Revenues                            $       -      $       -      $       -     $       -      $       -
General & administrative costs            354            763          3,243         8,094         13,492

                                    ---------      ---------      ---------     ---------      ---------
Net Loss                                (354)          (763)        (3,243)       (8,094)       (13,492)

Loss per common share-basic
and diluted                         $    0.00      $    0.00      $    0.00     $    0.00      $    0.00

                                    ---------      ---------      ---------     ---------      ---------


Weighted average common
shares basic and diluted            6,563,000      6,043,000      6,303,000     5,738,000      5,152,000
                                    =========      =========      =========     =========      =========





    The accompanying notes are an integral part of these financial statements

                            Cairo Acquisitions, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows



                                                                                       December
                                                                Nine months ended       7, 1999
                                                                  September 30,       (inception) to
                                                                                       September
                                                               2001         2000        30, 2001
                                                              -------      -------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                               $(3,243)     $(8,094)     $(13,492)
       Adjustments to reconcile Net Loss to Net Cash
       provided by (used in) operations:
             Common stock issued for services                                5,007         5,007
             Increase in accounts payable                       (234)        3,153         1,700
                                                              -------      -------      --------
       Net cash provided by (used in) Operating Activities    (3,477)           66       (6,785)
                                                              -------      -------      --------


CASH FLOWS FROM INVESTING ACTIVITIES                                -            -             -
                                                              -------      -------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
            Issuance of common stock                            3,000            -         3,910
            Decrease in stock subscription receivable               -          445           445
            Increase in related party payable                       -            -         2,500
                                                              -------      -------      --------
       Net Cash Provided (used) by Financing Activities         3,000          445         6,855
                                                              -------      -------      --------


NET CASH INCREASE (DECREASE)                                    (477)          511            70
                                                              -------      -------      --------

CASH, BEGINNING OF PERIOD                                         547            -             -
                                                              -------      -------      --------

CASH, END OF PERIOD                                           $    70      $   511      $     70















    The accompanying notes are an integral part of these financial statements

                             CAIRO ACQUISITIONS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001


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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the fourth quarter of 2001, but there can be no assurance that this expectation will be fully realized.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 31st day of October, 2001.



CAIRO ACQUISITIONS, INC.



/s/ Ruairidh Campbell                                October 31, 2001
----------------------
Ruairidh Campbell
President and Director

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