Form 10KSB
period 2001-12-31
CAIRO ACQUISITIONS INC
filed 2002-03-07
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the fiscal year ended December 31, 20010


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


                                 (801) 582-9609
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class         Name of each Exchange on Which Registered
       -------------------         ------------------------------------------
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

The issuer's total revenues for the year ended December 31, 20010 were $ 0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of coting stock), held by non-affiliates is not available since Cairo Acquisitions, Inc. has no publically traded market for its stock.

At December 31, 20010, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 6,562,500.

                                TABLE OF CONTENTS

                                     PART I
                                      Page


Item 1.    Description of Business.............................................1

Item 2.    Description of Property.............................................5

Item 3.    Legal Proceedings...................................................5

Item 4.    Submission of Matters to a Vote of Security-Holders.................5


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............5

Item 6.    Management's Discussion and Analysis or Plan of Operation...........6

Item 7.    Financial Statements................................................7

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.................................9

                                    PART III

Item 9.    Directors and Executive Officers....................................9

Item 10.   Executive Compensation.............................................10

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....11

Item 12.   Certain Relationships and Related Transactions.....................12

Item 13.   Exhibits, List and Reports on Form 8-K.............................12

           Signatures.........................................................13

           Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .14

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

General

The Company seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

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

Selection of a Business

The Company anticipates that potential business opportunities will be referred from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on the personal contacts of its officers and directors and their affiliates, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is unable to predict the cost of utilizing such services. As of December 31, 20010, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

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

In connection with the Company's merger or acquisition of a business venture, the present shareholders of the Company, including Ruairidh Campbell as the company's sole officer and director, may, as a negotiated part of the transaction, sell a portion or all of the Company's common stock held by them at a significant premium over their original investment in the Company. If the Company's current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity's shareholders and affiliates) that participates in the merger/acquisition. The affiliates of the reorganization might only buy shares from Ruairidh Campbell, or they might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of the Company's shares from Ruairidh Campbell or any other shareholder. Conversely, it is possible the other entity may offer to buy out all or most of the shareholders' stock at prices comparable to those offered to Ruairidh Campbell. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non-insider shareholders. Although the Company's insiders have no present intention to buy shares from other insiders, it is a possibility. Management does not intend to actively negotiate for, or otherwise require the purchase of, all or any portion of its stock as a condition to, or in connection with, any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of common stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with the Company, and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

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

Employees

The Company is a development stage company and currently has no employees. Our executive officer will devote only such time to the affairs of the Company as he deems appropriate, which is estimated to be approximately five (5) hours per month. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1403 East 900 South, Salt Lake City, Utah 84105. The office space is owned by Ruairidh Campbell, our sole officer, director, and a substantial shareholder of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

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

Record Holders

As of December 31, 20010, there were seventy-seven (77) shareholders of record holding a total of 6,562,500 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management is hopeful that being a reporting company increases the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 20021. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 20021. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, the promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

The Company projects that its operating requirements will not exceed $5,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Ruairidh Campbell plans to loan the Company sufficient funds to cover these costs over the next twelve months. Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.

ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the periods ended December 31, 20010 and 20001999 are attached hereto as F-1 through F-7.

                            CAIRO ACQUISITIONS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                         December 31, 20010 and 20001999

                            CAIRO ACQUISITIONS, INC.
                          (A Development Stage Company)

                                      INDEX



                                                                      Page

Independent Auditor's Report                                           F-2

Balance Sheets                                                         F-3

Statements of Operations                                               F-4

Statements of Stockholders' (Deficit) Equity                           F-5

Statements of Cash Flows                                               F-6

Notes to Financial Statements                                          F-7

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders' and
Board of Directors of
Cairo Acquisitions, Inc.

We have audited the accompanying balance sheets of Cairo Acquisitions, Inc. (a development stage company), as of December 31, 20010 and 2000 and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

JONES, SIMKINS LLP
Logan, Utah
February 1, 2002

                            CAIRO ACQUISITIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                December 31,
                                ASSETS                         2001      2000
                               -------                    =========  ==========

Current assets:
  Cash and cash equivalents                                $     54         547
     Total current assets                                  $     54         547
                                                           --------   ---------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                                         $  2,245       1,934
  Related party payable                                       2,500       2,500
                                                           --------   ----------
     Total current liabilities                                4,745       4,434
                                                           --------   ----------

Stockholders' (deficit) equity:
    Preferred stock, $.001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding             -           -
    Common stock, $.001 par value, 45,000,000 shares
         authorized, 6,562,500 and 6,042,500 shares           6,563       6,043
         issued and outstanding, respectively
    Additional paid-in capital                                2,799         319
    Deficit accumulated during the development stage        (14,053)    (10,249)
                                                           --------   ----------

     Total stockholders' (deficit) equity                    (4,691)     (3,887)
                                                           --------   ----------

     Total liabilities and stockholders' (deficit) equity  $     54         547
                                                           ========   ==========



               See accompanying notes to the financial statements

                            CAIRO ACQUISITIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2001 and 2000

                                                                                                   Cumulative
                                                           2001                  2000                Amounts
                                                    ------------------   --------------------   -----------------
Revenue                                          $                   0                      0                   0

General and administrative costs                                 3,804                  9,339              14,053
                                                    ------------------   --------------------   -----------------

               Loss before income taxes                        (3,804)                (9,339)            (14,053)


Provision for income taxes                                           0                      0                   0
                                                    ------------------   --------------------   -----------------

               Net loss                          $             (3,804)                (9,339)            (14,053)
                                                    ==================   ====================   =================


Loss per common share - basic and diluted        $                0.00                   0.00
                                                    ==================   ====================


Weighted average common shares - basic
and diluted                                                  6,497,000              5,892,000
                                                    ==================   ====================


               See accompanying notes to the financial statements

                            CAIRO ACQUISITIONS, INC.
                            ------------------------
                         (A Developmental Stage Company)
                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
           December 7, 1999 ( Date of Inception) to December 31, 2000
                                     Deficit

                                                                                                           Accumulated
                                           Preferred Stock          Common Stock           Additional       During the
                                       ------------------------  ----------------------     Paid-in        Development
                                        Shares         Amount     Shares      Amount        Capital           Stage        Total
                                       -----------   ----------  ---------   ----------     ----------     ----------    ---------
Balance at December 7, 1999
(date of inception)                             0    $       0           0   $        0     $        0     $        0    $      0
Issuance of common stock for:
     Cash                                       0            0     590,500          591            319              0         910
     Stock subscription receivable              0            0     445,000          445              0              0         445
Net Loss                                        0            0           0            0              0          (910)        (910)
                                       -----------   ----------  ---------   ----------     ----------     ----------    ---------

Balance at December 31, 1999                    0            0   1,035,500        1,036            319          (910)         445

Issuance of common stock for services           0            0   5,007,000        5,007              0              0       5,007

Net loss                                        0            0           0            0              0        (9,339)      (9,339)
                                       -----------   ----------  ---------   ----------     ----------     ----------    ---------

Balance at December 31, 2000                    0$           0   6,042,500   $    6,043     $      319     $  (10,249)   $ (3,887)

Issuance of common stock for cash               0            0     520,000          520          2,480              0       3,000

Net loss                                        0            0           0            0              0        (3,804)      (3,804)
                                       -----------   ----------  ---------   ----------     ----------     ----------    ---------

Balance at December 31, 2001                    0    $       0   6,562,500   $    6,563     $    2,799     $  (14,053)   $ (4,691)
                                       ===========   ==========  =========   ==========     ==========     ==========    =========

               See accompanying notes to the financial statements

                                            CAIRO ACQUISITIONS, INC.
                                            ------------------------
                                          (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS
                                     Years Ended December 31, 2001 and 2000

                                                                                                    Cumulative
                                                             2001                  2000              Amounts
                                                      ==================     ================    ================
Cash flows from operating activities:
    Net loss                                          $           (3,804)              (9,339)            (14,053)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
          Stock compensation expense                                   0                5,007               5,007
          Increase in accounts payable                               311                1,934               2,245
                                                      ==================     ================    ================
         Net cash used in operating activities                    (3,493)              (2,398)             (6,801)
                                                      ==================     ================    ================

Cash flows from investing activities                                   0                    0                   0
                                                      ==================     ================    ================

Cash flows from financing activities:
   Increase in related party payable                                   0                2,500               2,500
   Decrease in stock subscription receivable                           0                  445                 445
   Issuance of common stock for cash                               3,000                    0               3,910
                                                      ==================     ================    ================
          Net cash provided by financing
activities                                                         3,000                2,945               6,855
                                                      ==================     ================    ================

          Net increase in cash                                      (493)                 547                  54

Cash, beginning of period                                            547                    0                   0
                                                      ==================     ================    ================

Cash, end of period                                   $               54                  547                  54
                                                      ==================     ================    ================


               See accompanying notes to the financial statements

                            CAIRO ACQUISITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2001 and 2000.

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

                            CAIRO ACQUISITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Note 2 - Going Concern

As of December 31, 2001, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                 Years Ended
                                                   December 31,     Cumulative
                                            2001       2000          Amounts
                                      ------------  -----------   --------------
Income tax benefit at statutory rate   $        -         2,000           2,000
Change in valuation allowance                   -        (2,000)         (2,000)

                                       $        -             -               -
                                      ============  ===========   ==============

Deferred tax assets are as follows at December 31:

                                          2001          2000
                                       -----------  -----------
Operating loss carryforwards           $     2,000        2,000
Valuation allowance                         (2,000)      (2,000)
                                       $         -            -
                                       ===========  ===========

The Company has net operating loss carryforwards of approximately $15,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 4 - Supplemental Cash Flow Information

The Company paid interest of $101 and $48 during the periods ended December 31, 2001 and 2000.

No amounts have been paid for income taxes since inception.

                            CAIRO ACQUISITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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

As of December 31, 2001 and 2000, no stock options had been issued under this plan.

Note 7 -Related Party Transactions

At December 31, 2001 and 2000, the Company has a related party payable of $2,500 due to an officer of the Company. The payable is unsecured, non-interest bearing and due on demand.

Note 8 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The adoption of these statements is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On November 6, 2000, Cairo Acquisitions, Inc. terminated its relationship with Tanner + Co. ("Tanner"), the principal accountant previously engaged to audit the Company's financial statements. Effective November 9, 2000, the Company retained Jones Simkins, LLP ("Jones") as the principal accountants to replace Tanner. The Company's Board of Directors approved the change of accountants from Tanner to Jones.

The audit report of Tanner on the Company's financial statements for the fiscal year ending December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The following individual constitutes all of the Company's executive officers and directors as of March 7, 2002.

Name                Age      Position
Ruairidh Campbell   39       President, Secretary, Treasurer and Director

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Ruairidh W. Campbell, 39, graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. He has been an officer and director of several public companies that include: NovaMed, Inc., a manufacturer of medical devices (president and director from 1995 to present), Canadian Metals Explorations Ltd., a Canadian mineral resource development company (president and director 1995 to 2001), and Allied Resources Inc., a Canadian based oil and gas development company (president and director 1998 to present). Mr. Campbell is also the president and the sole director of three reporting shell companies. Mr. Campbell began his term as the Company's president and director on December 10, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

No cash compensation was paid to any of the Company's executive officers during the fiscal year ended December 31, 2001. The Company, as of December 31, 2001, has issued Ruairidh Campbell a total of 2,500,000 shares for his services to the Company valued at $2,500. The Company, as of December 31, 2001, had issued Richard Surber a total of 2,500,000 shares for his services to the Company valued at $2,500. Mr. Surber resigned as an officer and director of the Company on April 16, 2001. There is currently no policy in place that prevents the Company from compensating Ruairidh Campbell or any future officer, director or affiliate, in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

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

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                             Long Term Compensation
                                   -----------------------------------   -------------------------------------------------------
                                                                                  Awards                         Payouts
                                                                         ---------------------------    ------------------------
                                                                                        Securities
                                                                         Restricted      Underlying
                                                        Other Annual        Stock         Options         LTIP       All Other
   Name and Principal              Salary     Bonus     Compensation      Award(s)         SARs         payouts    Compensation
        Position           Year      ($)       ($)           ($)             ($)            (#)           ($)           ($)
                          ------   --------   --------  --------------   -------------  ------------    -----------  ----------
Ruairidh Campbell,         2001           0         -                -                             -             -           -
President/CEO and          2000           0         -                -       2,500,000             -             -           -
Director                   1999           0         -                -               -             -             -           -
Richard D. Surber          2001           0         -                -                             -             -           -
Secretary, Treasurer and   2000           0         -                -       2,500,000             -             -           -
Director                   1999           0         -                -               -             -             -           -

Compensation of Directors

Currently there are no plans to compensate the directors of the Company for their services.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth, as of December 31, 2001 the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company,
(iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

  Title of Class              Name And Address of                  Amount And Nature of            Percent of Class
                                Beneficial Owner                   Beneficial Ownership
-------------------     --------------------------------          -----------------------         -------------------
      Common              Ruairidh Campbell, president                  3,000,000                        45.7%
       Stock                   3310 Werner Avenue
                              Austin, Texas 78722
-------------------     --------------------------------          -----------------------         -------------------
      Common                     Richard Surber                         3,520,000*                       53.6%
       Stock             268 West 400 South, Suite 300
                           Salt Lake City, Utah 84101
-------------------     --------------------------------          -----------------------         -------------------
      Common               All Executive Officers and                   3,000,000                        45.7%
       Stock                  Directors as a Group
-------------------     --------------------------------          -----------------------         -------------------
      Common               Kelly's Coffee Group, Inc.                    520,000                         7.92%
       Stock
-------------------     --------------------------------          -----------------------         -------------------

*Note: Richard Surber is the sole officer and director of Kelly's Coffee Group, Inc. Therefore, he owns 3,000,000 shares directly and 520,000 shares indirectly by nature of his relationship to Kelly's Coffee.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 10, 1999 the Company issued 1,000,000 shares of common stock to Ruairidh Campbell (500,000) and Richard Surber (500,000), at the time officers and directors of the Company, at par value of $0.001, for a total of $1,000.

On January 12, 2000, the Company issued 5,000,000 shares of common stock to Ruairidh Campbell (2,500,000) and Richard Surber (2,500,000) valued at par ($0.001) in exchange for services rendered.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of March, 2002

                           Cairo Acquisitions, Inc.

                            /s/ Ruairidh Campbell
                           --------------------------------------
                           Name: Ruairidh Campbell
                           Title: President/CEO and Director










                      (This space left blank intentionally)

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


* Incorporated by reference from Form 10-SB/A-2 filed June 27, 2000.