Form 10KSB
period 2002-12-31
STAR ENERGY CORP
filed 2003-03-11
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002
   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

                        Commission file number: 000-29323
                                                ---------

                             Star Energy Corporation


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

 Yes    X             No
        ------          ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

The registrant's total revenues for the year ended December 31, 2002 were $ 0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates is not available since Star Energy Corporation has no publicly traded market for its stock.

At December 31, 2002, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 1,312,500.

                                                 TABLE OF CONTENTS

                                                      PART I
                                                                            Page


Item1. Description of Business.................................................3

Item 2.  Description of Property...............................................5

Item 3.  Legal Proceedings.....................................................5

Item 4.  Submission of Matters to a Vote of Security-Holders...................5


                                                      PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............6

Item 6.  Management's Discussion and Analysis or Plan of Operation.............6

Item 7.  Financial Statements..................................................7

Item 8.  Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure 8

                                                     PART III

Item 9.   Directors and Executive Officers.....................................8

Item 10.  Executive Compensation...............................................9

Item 11.  Security Ownership of Certain Beneficial Owners and Management......10

Item 12.  Certain Relationships and Related Transactions......................11

Item 13.  Exhibits, List and Reports on Form 8-K..............................11

Signatures       .............................................................12

 Index to Exhibits............................................................14

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

History

Star Energy Corporation (formally known as Cairo Acquisitions, Inc.)(the
"Company") was formed as a Nevada corporation on December 7, 1999, to engage in any lawful undertaking. The Company has been in the developmental stage since inception and has never engaged in any operational activities, other than issuing shares to its shareholders and considering potential business opportunities. During the last quarter of the Company's most recent fiscal year management decided to seek out a business opportunity in the oil and gas sector.

General

The Company's intention is to acquire an interest in proven reserves of oil and gas with limited up front acquisition costs in partnership with established small independent producers on properties that realize limited production but have the potential to develop additional production. The Company has focused that strategy primarily on oil and natural gas properties with proven developed and undeveloped reserves that are economically feasible but not attractive in terms of potential recoveries to the major oil and gas companies due to the limited scope of the operations. The Company believes that these types of properties can be operated at a profit and intends to define its growth strategy accordingly. Management intends to seek a working interest in an oil and gas producing property within the United States.

Nonetheless, the Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

Selection of a Business

The Company anticipates that potential business opportunities will be referred from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. The
Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on the personal contacts of its officers and directors and their affiliates, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's revenues or payments involving the issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.
Consequently, the Company is unable to predict the cost of utilizing such services. As of December 31, 2002, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intention is to rely upon its officers and directors to effect those services that might normally be provided by professional advisors or financial consultants.





The Company will not restrict its search to any particular geographical location. Management reserves the right to evaluate and enter into any type of oil and gas exploration, development or production business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived near term appeal of the oil and gas industry, but will be based on the Company's business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business.
Participation in a new business may entail greater risks for the Company's shareholders since, current management does not have a proven track record and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

The analysis of new businesses will be undertaken by or under the supervision of the Company's officers and directors. In analyzing prospective businesses, Company's management will consider, to the extent applicable, the available technical, financial, and managerial resources required for any given business venture. Management will also consider the nature of present and expected competition; potential exploration; the likelihood for growth and expansion; the possibility of generating a profit over time; and other relevant factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying business opportunities, the time required for the Company to complete its analysis of such business opportunities, and the time required to prepare the appropriate documentation to conclude a business opportunity.

Government Regulation

Exploration, development, production and sale of oil and natural gas in the United States is subject to extensive federal, state and local laws and regulations, including complex tax laws and environmental laws and regulations.
Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations could harm the Company's business, results of operations and financial condition once it has acquired an oil and gas sector business. The Company may, at some future date, be required to make large expenditures to comply with environmental and other governmental regulations.
Matters subject to regulation include oil and gas production, the disposal of saltwater resulting from operations and the processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials, discharge permits for drilling operations, spacing of wells, environmental protection, reports concerning operations, and taxation. Under these laws and regulations, the Company could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, reclamation costs, remediation, clean-up costs and other environmental damages as a future consequence of acquiring an oil and gas sector business opportunity.

Competition

The oil and natural gas industry is highly competitive. We will compete against hundreds of other companies for property acquisitions and for opportunities to explore or to develop and produce oil and natural gas. Many of our prospective competitors will have greater financial and technical resources than our Company, administered by large staffs. The competition is widely diverse, and comes primarily from three sources: (1) those competitors that are seeking oil and gas fields for expansion, further drilling, or increasing production through improved engineering techniques (2) income-seeking entities purchasing a predictable stream of earnings based upon historic production from the field being acquired, and (3) small companies seeking exploration opportunities in unknown, unproven territories. The Company will also face strong competition in procuring services from a limited pool of laborers, drilling service contractors and equipment vendors.

Employees

The Company is a development stage company and currently has no employees. Our executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately five (5) hours per month. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific oil and gas sector opportunity.

                         ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1403 East 900 South, Salt Lake
City, Utah 84105. The office space is owned by Ruairidh Campbell, one of our officers, directors, and a substantial shareholder of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an expanded office presence at any time in the foreseeable future in order to carry out the plan of operation described herein.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                     HOLDERS

On November 18, 2002, a majority of the shareholders of the Company comprised of four (4) individuals, constituting approximately ninety seven percent (97%) of the Company's issued and outstanding securities, approved Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders that authorized management to effect a one for five (1-5) reverse split of the Company's common stock with no change to the authorized capital structure or par value of the shares and approved an amendment to the Company's articles of incorporation causing the Company to change its name from "Cairo Acquisitions, Inc." to "Star
Energy Corporation. The reverse split was effected on November 18, 2002 and the name change was effected on November 21, 2002.






                                     PART II

             ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDE
                                     MATTERS

The Company currently has no public trading market. The Company may file a Form
15c-(2)(11) in an effort to obtain a quote on the NASD over-the-counter bulletin board to create a public market. Management believes that the creation of a public trading market for the Company's securities would make the Company a more attractive candidate for funding its plan of operation. However, there is no guarantee that the Company would obtain a quote on the NASD over-the-counter bulletin board, or that a public market for the Company's securities would develop, or, if such a market did develop, that it would continue, even if a quote on the NASD over the counter bulletin board was obtained.

Record Holders

As of December 31, 2002, there were seventy-seven (78) shareholders of record holding a total of 1,312,500 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

             ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                                    OPERATION

Plan of Operations

The Company's plan of operation is to acquire, develop and produce proven reserves of oil and gas with limited up front acquisition costs in partnership with established small independent producers on properties that realize limited production but have the potential to develop additional production on the same properties. The Company intends to focus that strategy primarily on oil and natural gas properties with proven developed and undeveloped reserves that are economically feasible but not attractive in terms of potential recoveries to the major oil and gas companies due to the limited scope of the operations. The
Company believes that these types of properties can be operated at a profit and intends to define its growth strategy accordingly. Management intends to seek a working interest in an oil and gas producing property within the United States.

Nonetheless, the Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.





Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds, if necessary to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in an oil and gas sector business opportunity during that period. Further, the Company does intend to raise additional capital through private placements or the public registration of its securities in anticipation of identifying an oil and gas sector business opportunity.

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $17,998 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                          ITEM 7. FINANCIAL STATEMENTS

The Company's audited financial statements for the periods ended December 31, 2002 and 2001 are attached hereto as F-1 through F-12.





                             STAR ENERGY CORPORATION
                       (Formerly Cairo Acquisitions, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

































                             STAR ENERGY CORPORATION
                       (Formerly Cairo Acquisitions, Inc.)
                          (A Development Stage Company)

                                      INDEX



                                                                                    Page

Independent Auditors' Report                                                         F-2

Balance Sheets                                                                       F-3

Statements of Operations                                                             F-4

Statements of Stockholders' (Deficit) Equity                                         F-5

Statements of Cash Flows                                                             F-6

Notes to Financial Statements                                                        F-7






INDEPENDENT AUDITORS' REPORT

To the Stockholders' and
Board of Directors of
Star Energy Corporation (Formerly Cairo Acquisitions, Inc.)

We have audited the accompanying balance sheets of Star Energy Corporation
(formerly Cairo Acquisitions, Inc.) (a development stage company), as of December 31, 2002 and 2001 and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Energy Corporation
(formerly Cairo Acquisitions, Inc.) (a development stage company), as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

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



JONES SIMKINS LLP
Logan, Utah
March 3, 2003







                                            STAR ENERGY CORPORATION
                                      (Formerly Cairo Acquisitions, Inc.)
                                      -----------------------------------
                                         (A Development Stage Company)
                                                BALANCE SHEETS
                                          December 31, 2002 and 2001



                                ASSETS                                                   2002              2001
                                ------
                                                                                 ------------      ------------

Current assets:
  Cash                                                                          $           4                54
                                                                                 ------------      ------------

     Total current assets                                                       $           4                54
                                                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                              $       6,140             2,245
  Related party payable                                                                 2,500             2,500
                                                                                 ------------      ------------

     Total current liabilities                                                          8,640             4,745
                                                                                 ------------      ------------

Stockholders' deficit:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                          -                 -
    Common stock, $.001 par value, 45,000,000 shares
      authorized, 1,312,500 shares issued and outstanding                               1,312             1,312
    Additional paid-in capital                                                          8,050             8,050
    Deficit accumulated during the development stage                                 (17,998)          (14,053)
                                                                                 ------------      ------------

     Total stockholders' deficit                                                      (8,636)           (4,691)
                                                                                 ------------      ------------

     Total liabilities and stockholders' deficit                                $           4                54
                                                                                 ============      ============

                 See accompanying notes to financial statements







                                                STAR ENERGY CORPORATION
                                          (Formerly Cairo Acquisitions, Inc.)
                                          -----------------------------------
                                             (A Development Stage Company)
                                                STATEMENTS OF OPERATIONS
                                         Years Ended December 31, 2002 and 2001




                                                                                                           Cumulative
                                                                          2002           2001               Amounts
                                                             -----------------     -----------------    ----------------

Revenue                                                  $                   -                     -                   -

General and administrative costs                                         3,945                 3,804              17,998
                                                             -----------------     -----------------    ----------------

               Loss before income taxes                                (3,945)               (3,804)            (17,998)


Provision for income taxes                                                   -                     -                   -
                                                             -----------------     -----------------    ----------------

               Net loss                                  $              (3,945)              (3,804)            (17,998)
                                                             =================     =================    ================


Loss per common share - basic and diluted                $                   -                     -
                                                             =================     =================


Weighted average common shares -
   basic and diluted                                                 1,313,000             1,299,000
                                                             =================     =================

                 See accompanying notes to financial statements






 STAR ENERGY CORPORATION(Formerly Cairo Acquisitions, Inc.) (A Developmental Stage Company)
                             -----------------------
                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
           December 7, 1999 ( Date of Inception) to December 31, 2002
                                     Deficit
                                                                                                                         Accumulated
                                                                                             Additional                   During the
                                              Preferred Stock        Common Stock             Paid-in                    Development
                                     ------------------------ --------------------------
                                        Shares    Amount         Shares         Amount        Capital          Stage          Total
                                     ---------   ---------    -------------   ----------    -----------   -------------------------
Balance at December 7, 1999               -   $    -                 -          $  -         $    -        $            -  $      -
(date of inception)
Issuance of common stock for:
    Cash                                  -        -                118,100          118            792                 -       910

    Stock subscription receivable         -        -                 89,000           89            356                 -       445


Net loss                                  -        -                       -           -              -             (910)     (910)
                                                                          -
                                     ---------   ---------    -------------   ----------    -----------   --------------- ---------

Balance at December 31, 1999              -        -                207,100          207          1,148             (910)       445


Issuance of common stock for services     -        -              1,001,400        1,001          4,006                 -      5,007

                                                                                                                                  -
Net loss                                  -        -                      -           -               -           (9,339)   (9,339)
                                                                          -           -               -
                                     ---------   ---------    -------------   ----------    -----------   --------------- ---------

Balance at December 31, 2000              -        -              1,208,500        1,208          5,154          (10,249)   (3,887)


Issuance of common stock for cash         -        -                104,000          104          2,896                       3,000
                                                                                                                        -
                                                                                                                                  -
Net loss                                  -        -                                       -
                                                                          -                           -           (3,804)   (3,804)
                                     ---------   ---------    -------------   ----------    -----------   --------------- ---------

Balance at December 31, 2001              -        -              1,312,500        1,312          8,050          (14,053)   (4,691)


Net loss                                  -        -                                       -
                                                                          -                           -           (3,945)   (3,945)
                                     ---------   ---------    -------------   ----------    -----------   --------------- ---------

Balance at December 31, 2002              -        -
                                              $   -               1,312,500     $  1,312   $      8,050          (17,998)    (8,636)
                                     =========   =========    =============   ==========    ===========   =============== ==========

                                      F-5
                                                   STAR ENERGY CORPORATION
                                                   -----------------------
                                             (Formerly Cairo Acquisitions, Inc.)
                                                (A Development Stage Company)
                                                   STATEMENTS OF CASH FLOWS
                                                   ------------------------
                                            Years Ended December 31, 2002 and 2001


                                                                                                                    Cumulative
                                                                              2002               2001                  Amounts
                                                                  ----------------    ---------------     --------------------
Cash flows from operating activities:
    Net loss                                                  $            (3,945)            (3,804)                 (17,998)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
          Stock compensation expense                                             -                  -                    5,007
          Increase in accounts payable                                       3,895                311                    6,140

         Net cash used in operating activities                                (50)            (3,493)                  (6,851)

Cash flows from investing activities:                                            -                  -                        -
Cash flows from financing activities:
   Increase in related party payable                                             -                  -                    2,500
   Decrease in stock subscription receivable                                     -                  -                      445
   Issuance of common stock                                                      -              3,000                    3,910

          Net cash provided by financing activities                              -              3,000                    6,855

          Net increase (decrease) in cash                                     (50)              (493)                        4

Cash, beginning of period                                                       54                547                        -

Cash, end of period                                           $   4                                54                        4
                                                                  ================    ===============     ====================

                                  See accompanying notes to financial statements







                             STAR ENERGY CORPORATION
                       (Formerly Cairo Acquistions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

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

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2002 and 2001.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.








                             STAR ENERGY CORPORATION
                       (Formerly Cairo Acquistions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

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


Note 2 - Going Concern

As of December 31, 2002, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.









                             STAR ENERGY CORPORATION
                       (Formerly Cairo Acquistions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:
                                                                 Years Ended
                                                             December 31,                   Cumulative
                                                    ----------------------------
                                                         2002            2001                 Amounts
                                                         ----            ----                ---------

Income tax benefit at statutory rate             $       1,000             -                     3,000
Change in valuation allowance                           (1,000)            -                   (3,000)
                                                        -------        ---------                ------

                                                 $       -                 -                     -
                                                     =========         =========             =========


Deferred tax assets are as follows at December 31:

                                                         2002               2001
                                                         ----               ----

Operating loss carryforwards                     $       3,000             2,000
Valuation allowance                                     (3,000)           (2,000)
                                                        ------            ------

                                                 $       -                 -
                                                     =========         =========


The Company has net operating loss carryforwards of approximately $18,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.










                             STAR ENERGY CORPORATION
                       (Formerly Cairo Acquistions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

Note 4 - Supplemental Cash Flow Information

The Company paid interest of $0 and $101 during the years ended December 31, 2002 and 2001.

No amounts have been paid for income taxes since inception.


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

As of December 31, 2002 and 2001, no stock options had been issued under this plan.


Note 7 -Related Party Transactions

At December 31, 2002 and 2001, the Company has a related party payable of $2,500 due to an officer of the Company. The payable is unsecured, non-interest bearing and due on demand.










                             STAR ENERGY CORPORATION
                       (Formerly Cairo Acquistions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

Note 8 - Reverse Common Stock Split

Effective November 18, 2002, the Company approved a 1-for-5 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.


Note 9 - Subsequent Event

The Company is proposing to raise a maximum of $125,000 through the sale of 6,250,000 shares of common stock at $.02 per share in a private placement.


Note 10 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 143, Accounting for Asset Retirement
Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. The statement is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
145). This Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities










                             STAR ENERGY CORPORATION
                       (Formerly Cairo Acquistions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001

Note 10 - Recent Accounting Pronouncements (continued)
------------------------------------------

(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues
Task Force (Issue No. 94-3, "Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.





ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

                                                    PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                                 CONTROL PERSONS

The following individual constitutes all of the Company's executive officers and directors as of March 10, 2003.

Name                                                      Age          Position
Dr. Nafi Onat                               57                         President and Director
Ruairidh Campbell                           39                         Chief Financial Officer and Director

Dr. Nafi Onat, was elected as an officer and director of the Company on November
25, 2002. He estimates that he will spend approximately 5 hours per month, on the Company's business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph.
He will serve until the next annual meeting of the Company's shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Dr. Onat graduated from the Middle East Technical University with Bachelor of
Science and Master of Science degrees in Petroleum Engineering and then from the Colorado School of Mines with a Doctorate in Petroleum Engineering. Dr. Nafi's experience includes the position of manger of operations for Wenner Petroleum
Corporation, a Denver based oil and gas producer and as a consultant for Resource Services International, a petroleum engineering consulting firm located in Denver. Since 1997, Dr. Onat has worked as a consultant for his own consulting firm, Sure Engineering, L.L.C. Dr. Onat's current consulting work includes domestic and international coal bed methane projects, reserve evaluations, well completions and production optimization.

Ruairidh W. Campbell, was elected as an officer and director of the Company on December 10, 1999. He estimates that he will spend approximately 5 hours per month, on the Company's business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of the Company's shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris
Doctorate with an emphasis in corporate law, including securities and taxation.
Over the past five years he has been an officer and director of several public companies: InvestNet, Inc. an inactive public entity that was formally a mineral resource development company from February 2000 to present, Allied Resources
Inc., an oil and gas production






company from June 1998 to present, NovaMed, Inc., an inactive public entity that was formally a manufacturer of medical devices from April 1995 to present, Montana Mining Corp., a mineral exploration company from December 1999 to present, EnterNet, Inc., an internet retailer of vitamin products from February
2000 to July 2001 and Bren Mar Resources, Ltd., a Canadian mineral resource development company from February 1995 to May 2001. All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of certain persons who during the fiscal year ended December
31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year as follows:

Dr. Nafi Onat failed to timely file a Form 3 or Form 5 disclosing his appointment as a director and as an officer of the Company. Ruairidh Campbell failed to timely file a Form 3, Form 4 or Form 5 disclosing his appointment as a director, officer and shareholder owning in excess of 10% of the Company's common stock.

ITEM 10.          EXECUTIVE COMPENSATION

No cash compensation was paid to any of the Company's executive officers during the fiscal year ended December 31, 2002. The Company, as of December 31, 2002, has issued Ruairidh Campbell a total of 2,500,000 (pre-reverse split) shares for his services to the Company valued at $2,500. There is currently no policy in place that prevents the Company from compensating Dr. Nafi Onat, Ruairidh
Campbell or any future officer, director or affiliate, in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

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






                                           SUMMARY COMPENSATION TABLE


                                       Annual Compensation                          Long Term Compensation
                                                                   --------------------------------------------------------

                                                                            Awards                       Payouts

   Name and Principal                                                    Restricted     Securities                    All Other
        Position                                       Other Annual        Stock        Underlying                  Compensation
                                   Salary     Bonus    Compensation       Award(s)       Options         LTIP            ($)
                          Year       ($)       ($)          ($)             ($)            SARs        payouts
                                                                                           (#)           ($)
     Dr. Nafi Onat,       2002        0         -            -               -              -             -               -
 President and Director
   Ruairidh Campbell      2002        -         -            -               -              -             -               -
Chief Financial Officer   2001        -         -            -               -              -             -               -
      and Director        2000        -         -            -           2,500,000*         -             -               -
------------------------ -------  --------- --------- ---------------  -------------- -------------- ------------ -----------------

* The 2,500,000 restricted common shares issued to Ruairidh Campbell in exchange for services were issued prior to the reverse split (1:5) implemented on November 18, 2002.

Compensation of Directors

Currently there are no plans to compensate the directors of the Company for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of December 31, 2002 the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company,
(iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).









  Title of Class              Name And Address of                  Amount And Nature of           Percent of Class
                               Beneficial Owner                    Beneficial Ownership

      Common             Dr. Nafi Onat, president and                       0                            0%
       Stock                       director
                             8268 S. Jasmine Court
                           Englewood, Colorado 80112

      Common               Ruairidh Campbell, chief                      600,000                        45.7%
       Stock            financial officer and director
                              3310 Werner Avenue
                              Austin, Texas 78722
------------------- --------------------------------------- ---------------------------------- -----------------------

      Common               Michael Redford, General                      300,000                        22.8%
       Stock                Guisan-Quai 36, Zurich
                                  Switzerland
------------------- --------------------------------------- ---------------------------------- -----------------------

      Common            Wolfgang Zagel, Burglistasse 6,                  300,000                        22.8%
       Stock                  Zurich, Switzerland
------------------- --------------------------------------- ---------------------------------- -----------------------

      Common              Denise Soares, 400-850 West                    104,000                        7.9%
       Stock              Hastings Street, Vancouver,
                            British Columbia Canada
------------------- --------------------------------------- ---------------------------------- -----------------------

      Common              All Executive Officers and                     600,000                        45.7%
       Stock                 Directors as a Group
------------------- --------------------------------------- ---------------------------------- -----------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 10, 1999 the Company issued 500,000 (pre-reverse split) shares of common stock to Ruairidh Campbell and 500,000 (pre-reverse split) shares of common stock to Richard Surber, at the time officers and directors of the Company, at par value of $0.001, for a total of $1,000.

On January 12, 2000, the Company issued 2,500,000 (pre-reverse split) shares of common stock to Ruairidh Campbell and 2,500,000 (pre-reverse split) shares of common stock to Richard Surber valued at par ($0.001) a share in exchange for services rendered.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-KSB, and are incorporated herein by this reference.

(b)Reports on Form 8-K. The Company filed the following report on Form 8-K for the quarter ended December 31, 2002. 1. The Company filed an 8-K on November 26,
2002 to disclose a one for five (1:5) reverse split of the Company's common stock and a name change from "Cairo Acquisitions, Inc." to "Star Energy
Corporation". The reverse split was implemented on November 18, 2002 and the name change filed on November 21, 2002.






                                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of March, 2003

                                                                       Star Energy Corporation


                                                                       /s/ Dr. Nafi Onat
                                                                       -----------------
                                                                       Name: Dr. Nafi Onat
                                                                       Title: President and Director





                Signature                                        Title                                 Date


                                                                                                  March 10, 2003

          /s/ Ruairidh Campbell                   Chief Financial Officer and Director
          ---------------------
           Ruairidh Campbell






      CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT
    OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

We, Dr. Nafi Onat, president and Ruairidh Campbell, chief financial officer of Star Energy Corporation certify that:

1. We have reviewed this annual report on Form 10-KSB of Star Energy Corporation;

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/Dr. Nafi Onat                                              /s/ Ruairidh Campbell
Dr. Nafi Onat, president                                       Ruairidh Campbell, chief financial officer







INDEX TO EXHIBITS

Exhibit         Page
                 No.            No. Description

3(i)              *          Articles of Incorporation of Cairo Acquisitions, Inc., a Nevada corporation, filed with the State of Nevada on December 10, 1999

3(i)(a)         15           Amendment to the Articles of
                             Incorporation, filed with the State of Nevada on
                             November 21, 2003

3(ii)           *            By-laws of the Company adopted on
                             December 7, 1999.

4               *            Employee Benefit Plan adopted on
                             December 14, 1999.

99.1            16           Certification Pursuant to 18 U.S.C.
                             Section 1350, Section 906 of the Sarbanes-
                             Oxley Act of 2002


* Incorporated by reference from Form 10-SB/A-2 filed June 27, 2000.







                                Exhibit 3(i)(a)
                              ARTICLES OF AMENDMENT
                                     TO THE
                          ARTICLES OF INCORPORATION OF

                            Cairo Acquisitions, Inc.

Pursuant to Section 78.320 of the Nevada Revised Statutes, the undersigned persons, desiring to amend the Articles of Incorporation of Cairo Acquisitions, Inc., under the laws of the State of Nevada, do hereby sign, verify, and deliver to the Office of the Secretary of State of the State of Nevada this Amendment to the Articles of Incorporation for the above-named company (hereinafter referred to as the "Company"):

Pursuant to the provisions of Section 78.320, the amendment contained herein was duly approved and adopted by a majority of shareholders and by the board of directors of the Company.

FIRST: The Articles of Incorporation of the Company were first filed and approved by the Office of the Secretary of State of the State of Nevada on December 10, 1999.

SECOND: The following amendment to change the name of the Company to Star Energy
Corporation, was adopted by 6,520,000 shares, or 97 %, of the 6,562,500 issued and outstanding shares of common stock entitled to approve such amendment.

 THIRD: The First article of the Articles of Incorporation of the Company is hereby amended and stated in its entirety to read as follows:

         "FIRST: The name of the Company shall be Star Energy Corporation."


DATED this 18th day of November, 2002.



/s/ Ruairidh Campbell
Ruairidh Campbell, President, and Director






Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-KSB for the period ending December 31, 2002 as filed with the Commission on the date hereof, we, Dr. Nafi Onat, president and Ruairidh Campbell, chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dr. Nafi Onat
Dr. Nafi Onat, President


/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Financial Officer





