Form 10QSB
period 2003-03-31
STAR ENERGY CORP
filed 2003-05-14
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period  from
                      to               .
         ------------    --------------


                        Commission file number: 000-29325


                             STAR ENERGY CORPORATION
                 (Formerly known as "Cairo Acquisitions, Inc.")
        (Exact name of small business issuer as specified in its charter)


              NEVADA                       87-0643634
              ------                       ----------
 (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)       Identification No.)



                 1403 East 900 South, Salt Lake City, Utah 84105
               (Address of principal executive office) (Zip Code)


                                 (801) 582-9609
                         (Registrant's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 13, 2003 was 6,312,500.



                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS....................................................         3

Unaudited Balance Sheet as of March 31, 2003............................................  4

Unaudited Statement of Operations for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31, 2003...........................  5

Unaudited Statement of Cash Flows for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31,
2003.....................                                                                 6

Notes to Unaudited Financial Statements...................................................7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...................................                8

ITEM 3.  CONTROLS AND PROCEDURES..............................................            8


PART II

ITEM 2.  CHANGES IN SECURITIES.......................................................     9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................             9

SIGNATURES.............................................................................  10

INDEX TO EXHIBITS....................................................................... 11

















PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Star Energy Corporation (formerly known as "Cairo Acquisitions, Inc.), a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.














































                                                    STAR ENERGY CORPORATION
                                                 (A Development Stage Company)
                                                    UNAUDITED BALANCE SHEET
                                                        March 31, 2003


                                           ASSETS

Current assets - cash                                                                             $                82,369
                                                                                                     ---------------------

       Total current assets                                                                       $                82,369
                                                                                                     =====================


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                               $                 4,098
   Related party payable                                                                                            2,500
                                                                                                     ---------------------

     Total current liabilities                                                                                      6,598
                                                                                                     ---------------------


Commitments                                                                                          -

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares

     authorized, no shares issued and outstanding                                                    -
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 6,312,500 shares issued and outstanding                                                            6,312
   Additional paid-in capital                                                                                     103,050
   Stock subscription receivable                                                                                 (13,109)
   Deficit accumulated during the development stage                                                              (20,482)
                                                                                                     ---------------------

     Total stockholders' equity                                                                                    75,771
                                                                                                     ---------------------

       Total liabilities and stockholders' equity                                                 $                82,369
                                                                                                     =====================




                 The accompanying notes are an integral part of
                          these financial statements.

                                              STAR ENERGY CORPORATION
                                           (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF OPERATIONS


                                                                      Three Months Ended
                                                                          March 31,                  Cumulative
                                                                -------------------------------
                                                                    2003             2002             Amounts
                                                                --------------   --------------    ---------------


Revenue                                                     $               -                -                  -

General and administrative costs                                        2,484            2,558             20,482
                                                                --------------   --------------    ---------------

          Loss before income taxes                                    (2,484)          (2,558)           (20,482)



Provision for income taxes                                                  -                -                  -
                                                                --------------   --------------    ---------------

          Net Loss                                          $         (2,484)          (2,558)           (20,482)
                                                                ==============   ==============    ===============



Loss per common share - basic and diluted                   $               -                -
                                                                ==============   ==============

Weighted average common shares -
  basic and diluted                                                 5,479,000       1,313,000
                                                                ==============   ==============



                 The accompanying notes are an integral part of
                          these financial statements.















                                              STAR ENERGY CORPORATION
                                           (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended
                                                                             March 31,                  Cumulative
                                                                  --------------------------------
                                                                      2003              2002             Amounts
                                                                  --------------    --------------    ---------------
Cash flows from operating activities:

   Net loss                                                   $   (2,484)           (2,558)           (20,482)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

       Stock compensation expense                                                   -                    5,007

       Increase (decrease) in accounts payable                    (2,042)           2,543                4,098
                                                                  --------------    --------------    ---------------


       Net cash used in operating activities                      (4,526)           (15)              (11,377)
                                                                  --------------    --------------    ---------------


Cash flows from investing activities:                             -                 -                        -
-------------------------------------
                                                                  --------------    --------------    ---------------

Cash flows from financing activities:

   Increase in related party payable                              -                 -                    2,500

   Decrease in stock subscription receivable                      -                 -                      445

   Issuance of common stock                                       86,891            -                   90,801
                                                                  --------------    --------------    ---------------


       Net cash provided by financing activities                  86,891            -                   93,746
                                                                  --------------    --------------    ---------------



       Net increase (decrease) in cash                            82,365            (15)                82,369


Cash, beginning of period                                         4                 54                       -
                                                                  --------------    --------------    ---------------


Cash, end of period                                           $   82,369            39                  82,369
                                                                  ==============    ==============    ===============

                 The accompanying notes are an integral part of
                          these financial statements.

                             STAR ENERGY CORPORATION
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2003

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Supplemental Cash Flow Information

During the three months ended March 31, 2003, the Company issued common stock in exchange for a stock subscription receivable of $13,109.























ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

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

The Company recently completed the placement of 5,000,000 of its common shares raising a gross amount of $100,000 to be used for the purpose of satisfying operational expenses and the purchase of oil and gas production on a participation interest basis. The Company is in the process of investigating certain potential purchases of production interests.

Nonetheless, the Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer ("Certifying
Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses.




PART II

ITEM 2.  CHANGES IN SECURITIES

On March 31, 2003 the Company completed the private placement of 5,000,000 shares of common stock to twenty seven individuals, ten of which reside in the United States, seventeen of which reside outside of the United States, at $0.02 a share for a total of $100,000 pursuant to the terms of subscription agreements, that rely on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

The Company made these offerings based on the following factors: (1) the issuances were isolated private transactions by the Company which did not involve a public offering; (2) there were twenty seven offerees that were issued the Company's stock for cash; (3) the offerees stated their intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities
Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the
"issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United
States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.











                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of May, 2003.




STAR ENERGY CORPORATION



/s/ Dr. Nafi Onat
-----------------
Dr. Nafi Onat
Chief Executive Officer and Director


/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Financial Officer and Director































                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO. NO. DESCRIPTION

3(i)(a)  * Articles of Incorporation of the Company

3(i)(b) ** Amended Articles of Incorporation of the Company

3(ii)    * Bylaws of the Company
99.1  12   Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of
           the Sarbanes-Oxley Act of 2002


* Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000. ** Incorporated by reference from the
Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003.


































EXHIBIT 99.1

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, we, Dr. Nafi Onat, chief executive officer and Ruairidh
Campbell, chief financial officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The financial information contained in this quarterly report fairly represents, in all material respects, the financial condition and result of operations of the Company.



/s/ Dr. Nafi Onat
Nafi Onat
Chief Executive Officer
May 13, 2003


/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Financial Officer
May 13, 2003

