Form 10QSB
period 2003-06-30
STAR ENERGY CORP
filed 2003-07-17
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
              [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

              [ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
         period from              to               .
                     ------------    --------------


                        Commission file number: 000-29325
                                                ---------


                             STAR ENERGY CORPORATION
                 (Formerly known as "Cairo Acquisitions, Inc.")
                 ----------------------------------------------
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


                                 (801) 582-9609
                                 --------------
                         (Registrant's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of July 14, 2003 was 6,312,500.


                                                 TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS               ......................................................................3

Unaudited Balance Sheet as of June 30, 2003.......................................................................4

Unaudited Statement of Operations for the three and six months ended June 30, 2003 and
2002 and the period since Date of Inception to June 30, 2003......................................................5

Unaudited Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and the period since Date of Inception to June 30, 2003..................................................6

Notes to Unaudited Financial Statements...........................................................................7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...........................................................................8

ITEM 3.  CONTROLS AND PROCEDURES..................................................................................8


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................9

SIGNATURES.......................................................................................................10

INDEX TO EXHIBITS................................................................................................12






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







                             STAR ENERGY CORPORATION
                             -----------------------
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                                  June 30, 2003


                               ASSETS

Current assets - cash                                                                   $             3,912

Long-term assets - oil and gas properties                                                            90,000
                                                                                          -----------------

Total assets                                                                            $            93,912
                                                                                          =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                        $             4,537
Related party payable                                                                                 2,500
                                                                                          -----------------

Total current liabilities                                                                             7,037
                                                                                          -----------------

Commitments                                                                                               -

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding                                                              -
Common stock, $.001 par value, 50,000,000 shares
authorized, 6,312,500 shares issued and outstanding                                                   6,312
Additional paid-in capital                                                                          102,614
Deficit accumulated during the development stage                                                   (22,051)
                                                                                          -----------------

Total stockholders' equity                                                                           86,875
                                                                                          -----------------

Total liabilities and stockholders' equity                                              $            93,912
                                                                                          =================



    The accompanying notes are an integral part of these financial statements






                             STAR ENERGY CORPORATION
                             -----------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS


                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,       Cumulative
                                              ------------------------------    -------------------------
                                                    2003         2002           2003          2002                Amounts
                                              ----------------- ------------    -----------  ------------    ------------------

Revenue                                   $           -                    -              -             -                     -

General and administrative costs                    1,569                415          4,053         2,973                22,051
                                              ----------------- ------------    -----------  ------------    ------------------

          Loss before income taxes                 (1,569)             (415)        (4,053)       (2,973)              (22,051)


Provision for income taxes                            -                    -              -             -                     -
                                              ----------------- ------------    -----------  ------------    ------------------

          Net loss                        $        (1,569)             (415)        (4,053)       (2,973)              (22,051)
                                              ================= ============    ===========  ============    ==================


Loss per common share - basic and diluted $           -                    -              -             -
                                              ================= ============    ===========  ============

Weighted average common shares -
  basic and diluted                                   6,313,000    1,313,000      5,898,000     1,313,000
                                              ----------------- ------------    -----------  ------------


    The accompanying notes are an integral part of these financial statements






                                                 STAR ENERGY CORPORATION
                                                 -----------------------
                                              (A Development Stage Company)
                                           UNAUDITED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended
                                                                              June 30,                     Cumulative
                                                               --------------------------------------
                                                                     2003                 2002               Amounts
                                                               -----------------    -----------------   -----------------
Cash flows from operating activities:
Net loss                                                    $            (4,053)              (2,889)            (22,051)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense                                                                          -               5,007
Increase (decrease) in accounts payable                                  (1,603)                (570)               4,537
                                                               -----------------    -----------------   -----------------

Net cash used in operating activities                                    (5,656)              (3,459)            (12,507)
                                                               -----------------    -----------------   -----------------

Cash flows from investing activities:
Purchase of oil and gas properties                                      (90,000)                    -          (90,000)
                                                               -----------------    -----------------   -----------------


Cash flows from financing activities:
Increase in related party payable                                              -                    -               2,500
Decrease in stock subscription receivable                                      -                    -                 445
Issuance of common stock                                                  99,564                3,000             103,474
                                                               -----------------    -----------------   -----------------

Net cash provided by financing activities                                 99,564                3,000             106,419
                                                               -----------------    -----------------   -----------------


Net increase (decrease) in cash                                            3,908                (459)               3,912

Cash, beginning of period                                                      4                  547                   -
                                                               -----------------    -----------------   -----------------

Cash, end of period                                         $              3,912                         88         3,912
                                                               =================    =================   =================

    The accompanying notes are an integral part of these financial statements






                             STAR ENERGY CORPORATION
                             -----------------------
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2003

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

Plan of Operation

The Company's plan of operation is to acquire, develop and produce proven reserves of oil and gas with limited up front acquisition costs in partnership with established small independent producers on properties that realize limited production but have the potential to develop additional production on the same properties. The Company focuses that strategy primarily on oil and natural gas properties with proven developed and undeveloped reserves that are economically feasible but not attractive in terms of potential recoveries to the major oil and gas companies due to the limited scope of the operations. The Company believes that these types of properties can be operated at a profit and has defined its growth strategy accordingly. Management intends to seek working interests in oil and gas producing properties within the United States.

The Company recently completed the placement of 5,000,000 of its common shares raising a gross amount of $100,000 to be used for the purpose of satisfying operational expenses and the purchase of oil and gas production on a participation interest basis.

On July 2, 2003, the Company purchased a 15% working interest (12% net revenue interest) in eight gas producing wells held by Monument Resources, Inc., in exchange for $90,000, pursuant to an Assignment and Bill of Sale dated effective as of June 1, 2003. The eight wells are on eight separate parcels of land spread over 680 acres within the Galvan Ranch, located in Webb County, Texas.

ITEM 3.           CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer ("Certifying
Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses.






PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits Exhibits required to be attached by Item 601 o
               --------
         Regulation S-B are listed in the Index to
         Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

           (b) Reports on Form 8-K. No reports on Form 8-K were filed
               -------------------
         during the period covered by this Form
         10-QSB.







                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of July, 2003.




                             STAR ENERGY CORPORATION



/s/ Dr. Nafi Onat
Dr. Nafi Onat
Chief Executive Officer and Director


/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Financial Officer and Director






     CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
      1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

We, Dr. Nafi Onat, chief executive officer and Ruairidh Campbell, chief financial officer of Star Energy Corporation certify that:

1. We have reviewed this quarterly report on Form 10-QSB of Star Energy Corporation;

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

/s/ Dr. Nafi Onat                                                      /s/ Ruairidh Campbell
-----------------                                                      ---------------------
Dr. Nafi Onat                                                          Ruairidh Campbell
Chief Executive Officer                                                Chief Financial Officer





                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.           DESCRIPTION

3(i)(a)           *             Articles of Incorporation of the Company

3(i)(b)           **            Amended Articles of Incorporation of the Company

3(ii)             *             Bylaws of the Company

10(i)             13            Assignment and Bill of Sale between the
                                Company and Monument Resources, Inc. in
                                connection with that acquisition of the Galvan
                                Ranch wells interest

99.1              15            Certification Pursuant to 18 U.S.C.
                                Section 1350, Section 906 of the
                                Sarbanes-Oxley Act of 2002


 * Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000.

 ** Incorporated by reference from the Form 10-KSB filed wit the Securities and Exchange Commission on March 11, 2003.







EXHIBIT 10(i)

                                                          Galvan Ranch Gas Wells

                                                              Webb County, Texas

                           ASSIGNMENT AND BILL OF SALE



         MONUMENT RESOURCES, INC., 2050 South Oneida Street, Suit
         106, Denver, CO 80244
         (herein Assignor), for sufficient consideration, the receipt of which is hereby acknowledged, does hereby assign, transfer, sell and convey unto:

                            STAR ENERGY CORPORATION e

                            1403 East 900 SouthTION e

                          Salt Lake City, Utah 84105 e

          (herein Assignee), all of Assignor's right title and interest in a 15% working interest (12% net revenue interest) in and to the oil and gas wells located on the leases described on Exhibit "A", attached hereto and made a part hereof, including the oil and gas equipment, balanced gas and wellbores now owned by Assignor under the lands located thereon. The Assignor retains its ownership to a 2% overriding royalty interest, which is excluded from the interests to be conveyed.

                This assignment is made without representation or warranty of any kind, expressed or implied, including but not limited to, warranties of title, the warranty of merchantability or the warranty of fitness for a particular purpose.

             Assignee has inspected the wells and equipment attached hereto and accepts the wellbores, assigned herein, in their present condition. Assignee agrees to plug and abandon the wells assigned herein. After the effective date Assignee agrees to protect and defend Assignor from all claims for damages, liability, including but not limited to the plugging and abandonment of the wells herein assigned.

            To have and to hold unto Assignee, it's heirs, successor and assigns forever.

             This instrument is executed as of the respective dates indicated in the acknowledgement but effective for all purposes as of June 1, 2003.



Assignor

Monument Resources, Inc.



x /s/ A.G. Foust, President

A. G. Foust, President



Assignee

Star Energy Corporation



x /s/ Ruairidh Campbell

Ruairidh Campbell, Chief Financial Officer








                                                    EXHIBIT "A"

8 parcels of land, totaling 680 acres, set forth on the attached plat, and further described as follows:



           40 acres surrounding the General Crude Ed Rachel GC (A1) #1 well.

                           API #42-47931026 RRC #63437

         40 acres surrounding the Lewis Petro. Prop. Ed. Rachal GC (3A)
                                     #1 well

                           API #42-47931344 RCC #70319

         40 acres surrounding the Lewis Petro. Prop. Ed Rachal Tide #A-
                                      well

                           API #42-47931242 RCC #68983

         40 acres surrounding the General Crude Ed Rachal GC (2) #1 wel

                           API #42-47931015 RRC #64146

           40 acres surrounding the General Crude Ed Rachal GC #1 well

                           API #42-47930880 RRC #62300

           160 acres surrounding the Lewis Petro. Prop. Rachal #2 well

                           API #42-47935922 RRC #47600

           160 acres surrounding the Lewis Petro. Prop. Rachal #5 well

                          API #42-47935975 RRC #148205

           160 acres surrounding the Lewis Petro. Prop. Rachal #6 well

                               API#42-47936009 RRC






                                  EXHIBIT 99.1



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                                   PURSUANT TO
                                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the quarterly report of the Company on Form
         10-QSB for the period ended June 30,
         2003 as filed with the Securities and Exchange Commission on the date hereof, we, Dr. Nafi Onat, chief executive officer and Ruairidh
         Campbell, chief financial officer, certify, pursuant to 18 U.S.C.
         section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
         Act of 2002, that:



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







/s/ Dr. Nafi Onat

Nafi Onat

Chief Executive Officer

July 15, 2003





/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Financial Officer

July 15, 2003




