Form 10QSB
period 2003-09-30
STAR ENERGY CORP
filed 2003-11-19
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 000-29325
STAR ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	87-0643634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1403 East 900 South, Salt Lake City, Utah 84105
(Address of principal executive office) (Zip Code)
(801) 582-9609
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2003 was 6,312,500.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2003	4
Unaudited Statement of Operations for the three and nine months ended September 30, 2003 and 2002 and the period since Date of Inception to September 30, 2003	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2003 and 2002 and the period since Date of Inception to September 30, 2003	6
Notes to Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	8
ITEM 3. CONTROLS AND PROCEDURES	10
PART II.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	10
SIGNATURES	11
INDEX TO EXHIBITS	12

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Star Energy Corporation (formerly known as “Cairo Acquisitions, Inc.), a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

STAR ENERGY CORPORATION

(A Development Stage Company)

UNAUDITED BALANCE SHEET

September 30, 2003

                                           ASSETS

Current assets:
   Cash                                                                                           $                 3,199
   Accounts receivable                                                                                             10,159
                                                                                                     ---------------------

                                                                                                                   13,358

Oil and gas properties                                                                                             90,000
                                                                                                     ---------------------

   Total assets                                                                                   $               103,358
                                                                                                     =====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                                 $                 4,695
 Related party payable                                                                                              2,500
                                                                                                     ---------------------

  Total current liabilities                                                                                         7,195
                                                                                                     ---------------------

Commitments                                                                                                             -

Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares

  authorized, no shares issued and outstanding                                                                          -
 Common stock, $.001 par value, 50,000,000 shares
  authorized, 6,312,500 shares issued and outstanding                                                               6,312
 Additional paid-in capital                                                                                       102,614
 Deficit accumulated during the development stage                                                                (12,763)
                                                                                                     ---------------------

  Total stockholders' equity                                                                                       96,163
                                                                                                     ---------------------

  Total liabilities and stockholders' equity                                                      $               103,358
                                                                                                     =====================
The accompanying notes are an integral part of these financial statements.

STAR ENERGY CORPORATION

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended                      Nine Months Ended
                                                                            September 30,                          September 30,                   Cumulative
                                                                 ------------------------------------    -----------------------------------
                                                                       2003                2002               2003                2002              Amounts
                                                                 -----------------    ---------------    ----------------    ---------------    -----------------

Oil and gas sales                                            $             15,210                  -              15,210                  -               15,210
                                                                 -----------------    ---------------    ----------------    ---------------    -----------------

Costs of operations                                                         5,051                  -               5,051                  -                5,051
General and administrative costs                                              871                405               4,924              3,378               22,922
                                                                 -----------------    ---------------    ----------------    ---------------    -----------------

                                                                            5,922                405               9,975              3,378               27,973
                                                                 -----------------    ---------------    ----------------    ---------------    -----------------

          Income (loss) before income taxes                                 9,288              (405)               5,235            (3,378)             (12,763)

Provision for income taxes                                                      -                  -                   -                  -                    -
                                                                 -----------------    ---------------    ----------------    ---------------    -----------------

          Net income (loss)                                  $              9,288              (405)               5,235            (3,378)             (12,763)
                                                                 =================    ===============    ================    ===============    =================

Income (loss) per common share -

   basic and diluted                                         $                  -                  -                   -                  -
                                                                 =================    ===============    ================    ===============

Weighted average common shares -
  basic and diluted                                                     6,313,000          6,563,000           6,313,000          6,563,000
                                                                 =================    ===============    ================    ===============
The accompanying notes are an integral part of these financial statements.

STAR ENERGY CORPORATION

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                             September 30,                 Cumulative
                                                                    ---------------------------------
                                                                         2003              2002              Amounts
                                                                    ---------------    --------------    ----------------
Cash flows from operating activities:

 Net income (loss)                                              $            5,235           (3,378)            (12,763)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:

  Stock compensation expense                                                     -                 -               5,007

  Increase in accounts receivable                                         (10,159)                 -            (10,159)

  Increase (decrease) in accounts payable                                  (1,445)             3,333               4,695
                                                                    ---------------    --------------    ----------------

  Net cash used in operating activities                                    (6,369)              (45)            (13,220)
                                                                    ---------------    --------------    ----------------

Cash flows from investing activities:

 Purchase of oil and gas properties                                       (90,000)                 -            (90,000)
                                                                    ---------------    --------------    ----------------

Cash flows from financing activities:

 Increase in related party payable                                               -                 -               2,500

 Decrease in stock subscription receivable                                       -                 -                 445

 Issuance of common stock                                                   99,564                 -             103,474
                                                                    ---------------    --------------    ----------------

  Net cash provided by financing activities                                 99,564                 -             106,419
                                                                    ---------------    --------------    ----------------

  Net increase (decrease) in cash                                            3,195              (45)               3,199

Cash, beginning of period                                                        4                54                   -
                                                                    ---------------    --------------    ----------------

Cash, end of period                                             $            3,199                 9               3,199
                                                                    ===============    ==============    ================
The accompanying notes are an integral part of these financial statements.

STAR ENERGY CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2003

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

When used in this discussion, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

General

The Company is an independent natural gas producer involved in the exploration, development, production and sale of gas from properties located in Webb County, Texas.

On July 2, 2003, the Company purchased a 15% working interest (12% net revenue interest) in eight gas producing wells held by Monument Resources, Inc., in exchange for $90,000, pursuant to an Assignment and Bill of Sale dated effective as of June 1, 2003. The eight wells are on eight separate parcels of land spread over 680 acres of the Galvan Ranch in Webb County, Texas.

Results of Operations

Sales

Sales for the three months ended September 30, 2003 were $15,210 in comparison to $0 for the three month period ended September 30, 2002. Sales for the nine months ended September 30, 2003 were $15,210 in comparison to $0 the nine month period ended September 30, 2002. The recognition of revenues over the current periods is attributable to the Company’s purchase of net revenue interest in eight gas producing wells in the current period. The Company anticipates that sales revenue will continue to fluctuate with natural gas production and prices over future periods.

Income

Net income for the three months ended September 30, 2003 was $9,288 from a net loss of $405 for the three month period ended September 30, 2002, an increase of 2,393%. Net income for the nine months ended September 30, 2003 increased to $5,235 from a net loss of $3,378 for the nine month period ended September 30, 2002, an increase of 255%. The significant increase in income as compared to losses over the respective periods is directly attributable to the Company’s purchase of net revenue interest in eight gas producing wells in the current period. The Company anticipates net income or loss to fluctuate with natural gas production and prices over future periods.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003, increased to $871 from $405 for the three month period ended September 30, 2002, an increase of 115%. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased to $4,924 from $3,378 for the nine month period ended September 30, 2002, an increase of 46%. The increase in selling general and administrative expenses over the periods can be attributed to costs associated with the Company’s acquisition of eight gas producing wells and the commencement of operations. The Company anticipates that selling, general and administrative expenses will remain relatively consistent over future periods.

Direct production expenses for the three months ended September 30, 2003, were $5,051 as compared to $0 for the three month period ended September 30, 2002. Direct production expenses for the nine months ended September 30, 2003 were $5,051 as compared to $0 for the nine month period ended September 30, 2002. The increase in direct production expenses over the periods can be attributed to the Company’s acquisition of eight gas producing wells. The Company expects that direct production expenses over future periods will remain relatively consistent.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor with increased sales and improved operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $6,369 for the nine months ended September 30, 2003, as compared to cash flow used in operations of $45 for the nine months ended September 30, 2002. The significant increase in negative cash flows from operating activities over the period is primarily attributable to costs associated with operations and accounts that remain receivable over the current period.

Cash flow generated from financing activities was $99,564 for the nine months ended September 30, 2003 and $0 for the nine months ended September 30, 2002.

The Company has a working capital surplus of $6,163 as of September 30, 2003. The Company has funded its cash needs through debt, an equity placement and operations through September 30, 2003.

Capital Expenditures

The Company made $90,000 in capital expenditures in connection with the purchase of its net revenue interest in eight gas producing wells located on the Galvan Ranch, in Webb County, Texas for the nine months ended September 30, 2003 and $0 in capital expenditures on property or equipment in the nine months ended September 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s chief executive officer and the Company’s chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2003, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of September 30, 2003, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2003.

STAR ENERGY CORPORATION

/s/ Dr. Nafi Onat

Dr. Nafi Onat

Chief Executive Officer and Director

/s/ Ruairidh Campbell

Ruairidh Campbell
Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003).
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).
10(i)	*

Assignment and Bill of Sale between the Company and Monument Resources, Inc. in connection with that acquisition of the Galvan Ranch wells interest (incorporated by reference from the Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2003).

31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.