Form 10KSB
period 2003-12-31
STAR ENERGY CORP
filed 2004-04-13
CIK 1104671

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).
3(i)(b)	*	Amended Articles of Incorporation of Star (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003).
3(ii)	*	Bylaws of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).
10(i)	*

Assignment and Bill of Sale between Star and Monument Resources, Inc. in connection with that acquisition of the Galvan Ranch wells interest (incorporated by reference from the Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2003).

14	Attached	Code of Ethics adopted March 1, 2004
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings of Star.