Form 10QSB
period 2004-03-31
STAR ENERGY CORP
filed 2004-05-17
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-29325**

STAR ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	**87-0643634**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 17, 2004 was 6,312,500.

1

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Star" refers to Star Energy Corporation, a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

STAR ENERGY CORPORATION

BALANCE SHEETS

ASSETS		March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
Current assets:			
Cash	$	13,313	9,505
Accounts receivable		6,062	5,554
Prepaid expense		-	2,009
Total current assets		19,375	17,068
Oil and gas properties, net (successful efforts method)		87,475	89,000
Total assets	$	106,850	106,068
LIABILITIES AND STOCKHOLDERS' EQUITY			
Current liabilities:			
Accounts payable	$	3,890	3,137
Related party payable		2,500	2,500
Total current liabilities		6,390	5,637
Asset retirement obligation		2,015	2,000
Commitments and contingencies			
Stockholders' equity:			
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 6,312,500 shares issued and outstanding		6,312	6,312
Additional paid-in capital		102,614	102,614
Accumulated deficit		(10,481)	(10,495)
Total stockholders' equity		98,445	98,431
Total liabilities and stockholders' equity	$	106,850	106,068

The accompanying notes are an integral part of these financial statements.

STAR ENERGY CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

		2004	2003
Oil and gas revenues	$	10,892	-
Operating expenses:			
Production costs		6,021	-
Depletion expense		1,500	-
General and administrative costs		3,357	2,484
		10,878	2,484
Income (loss) from operations		14	(2,484)
Provision for income taxes		-	-
Net income (loss)	$	14	(2,484)
Loss per common share - basic and diluted	$	-	-
Weighted average common shares - basic and diluted		6,313,000	5,479,000

The accompanying notes are an integral part of these financial statements.

STAR ENERGY CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

		2003	2002
Cash flows from operating activities:			
Net income (loss)	$	14	(2,484)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:			
Depletion and amortization		1,525	-
Accretion expense		15	-
(Increase) decrease in:			
Accounts receivable		(508)	-
Prepaid expense		2,009	-
Increase (decrease) in:			
Accounts payable		753	(2,042)
Net cash provided by (used in) operating activities		3,808	(4,526)
Cash flows from investing activities:		-	-
Cash flows from financing activities:			
Issuance of common stock		-	86,891
Net cash provided by financing activities		-	86,891
Net increase in cash		3,808	82,365
Cash, beginning of year		9,505	4
Cash, end of year	$	13,313	82,369

The accompanying notes are an integral part of these financial statements.

STAR ENERGY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Star's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which Star believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in Star's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Supplemental Cash Flow Information

During the year ended December 31, 2003, Star capitalized costs and recorded an asset retirement obligation in accordance with the implementation of SFAS No. 143 of $2,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of Star's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. Star's fiscal year end is December 31.

Star's short term strategy is to sustain a positive net cash flow from operations and to use this net cash flow to increase proved developed reserves and production. Star intends to focus on working with the operator of its wells, Lewis Petro Properties, Inc. ("Lewis") to implement improved production practices and recovery techniques in its efforts to maintain net cash flow. Star believes that it can achieve reserve and production growth through the improved exploitation of its existing inventory of gas wells in Texas.

Star's long term strategy is to pursue selective acquisitions of additional oil or gas properties or exploration projects. Star will consider opportunities located in proximity to its current operations as well as other projects in North America.

However, historically Star has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary exploration and development costs. Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to maintain operations. Should Star be unable to generate sufficient cash flow from existing properties, it may have to sell certain properties or interests in such properties or seek financing through alternative sources such as the sale of its common stock. Star can provide no assurance that such efforts, if necessary, would be successful.

Star's business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to sustain a positive net cash flow and deter future prospects of production growth.

Star's financial condition, results of operations and the carrying value of its natural gas properties depends primarily upon the prices it receives for natural gas production and the quantity of that production. Natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Star's available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in natural gas prices could also incur a write down of the carrying value of Star's properties as can a decrease in production. Star's future success will depend on the level of gas prices and the quantity of its production. Since production leads to the depletion of gas reserves, Star's ability to develop or acquire additional economically recoverable gas reserves is vital to its future success. Unless Star can obtain such additional reserves, its current production will continue to decline which will lead to a significant reduction in revenue.

Further, estimates of reserves and of future net revenue may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves to be encountered may vary substantially from the engineer's estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective and engineering judgment. If these estimates of quantities, prices and costs prove inaccurate, and Star is unsuccessful in increasing its producing gas wells, and/or declines in and instability of gas prices occur, then write downs in the capitalized costs associated with its gas assets may be required. While Star believes that the estimated proved gas reserves and estimated future net revenues are reasonable, there is no assurance that certain revisions will not be made in the future.

For the three month period ended March 31, 2004 Star realized a net profit from operations as a result of revenue realized from eight producing wells as compared to the prior three month period in which Star was without significant operations. Star incurred an increase in general and administrative expenses over the comparative periods due to the commencement of significant operations in June of 2003. Star believes that the immediate key to its ability to sustain profitably over the near term is an increase in gas prices in combination with both a reduction in general and administrative expenses and production expenses. Should Star be able to realize this combination of price increases and expense decreases it will most likely continue to operate at a net profit in future periods.

Results of Operations

During the three month period ended March 31, 2004, Star was engaged in evaluating the operating efficiencies of the purchased wells and overseeing the operation of its gas asset. The operation and maintenance of Star's gas operations is wholly dependent on the services provided by Lewis. While the services provided by Lewis have proven adequate, the fact that Star is dependent on the operations of a third party to maintain its operations and produce revenue can restrict its ability to sustain a net profit.

Quarters ended March 31, 2004 and 2003

Gross Revenue

Gross revenue for the three month period ended March 31, 2004 was $10,892 as compared to $0 for the period ended March 31, 2003. Gas production revenue was first recognized in July of 2003 with the purchase of net revenue interests in eight gas producing wells situated on the Galvan Ranch, Webb County, Texas. The purchase of a production interest accounts for the recognition of revenues in the current period. Star expects to maintain gross revenues over future periods.

Net Profit

Net profits for the three month period ended March 31, 2004 were $14 from a net loss of $2,484 for the comparable period ended March 31, 2003, a positive change of 100%. The realization of a net operating profit is due to the generation of production revenue and the management of general and administrative expenses. Star expects to maintain a net profit over future periods in the event that general and administrative and production expenses remain relatively consistent

Expenses

General and administrative expenses for the three month period ended March 31, 2004 increased to $3,357 from $2,484 for the comparable period ended March 31, 2003, an increase of 35%. The increase in general administrative expenses is primarily attributed to accounting expenses related to the acquisition of an interest in the Galvan Ranch wells. Star anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the quarterly periods ended March 31, 2004, and March 31, 2003 were $1,500 and $0 respectively.

Direct production expenses for the quarterly periods ended March 31, 2004, and March 31, 2003 were $6,201 and $0 respectively. Direct production expenses include the cost of maintaining the wells, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The direct production costs can be attributed to Star's acquisition of an interest in the Galvan Ranch wells. Star expects that direct production expenses will remain relatively consistent with gross production over future periods.

Income Tax Expense (Benefit)

Star has an income tax benefit resulting from start up costs that will offset its operating profit.

Impact of Inflation

Star believes that inflation has had a negligible effect on operations over the past three years. Star believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations for the three month period ended March 31, 2004 was $3,808 as compared to cash flow used in operations of $4,526 for the comparable period ended March 31, 2003. The transition to cash flow provided by operations from cash flow used by operations over the comparative periods is primarily attributed to revenue derived from Star's gas properties during the period and pre-pay production costs for the month of April 2004. Since Star expects to maintain a net profit in future periods, it believes that cash flow provided by operations is indicative of future expectations of positive cash flow.

Cash flow used in investing activities for the three month period ended March 31, 2004 was $0 as compared to $0 for the three month period ended March 31, 2003.

Cash flow provided by financing was $0 for the three month period ended March 31, 2004 as compared to $86,891 for the three month period ended March 31, 2003. The financing completed in March of 2003 was implemented as a means to fund Star's acquisition of the Galvan Ranch properties. Star's private placement authorized the issuance of 5,000,000 shares of common stock at a price of $0.02 per share.

Star has a working capital surplus of $12,985 as of March 31, 2004 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2004. However there can be no assurance that Star will generate sufficient cash flows to fund operations. Star had no lines of credit or other bank financing arrangements as of March 31, 2004. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end.

Star has no defined benefit plan or contractual commitment with any of its officers or directors.

Star has no current plans for the purchase or sale of any plant or equipment.

Star has no current plans to make any changes in the number of employees.

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to the Financial Statements, Star (i) follows the successful efforts method of accounting for the costs of its gas properties, (ii) amortizes such costs using the units of production method, and (iii) applies a quarterly ceiling test. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of gas properties as well as non-cash charges to operations that would not affect cash flows.

Estimates of Proved Oil and Gas Reserves. An independent petroleum engineer annually estimates Star's proven reserves. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. In addition, subsequent physical and economic factors such as the results of drilling, testing, production and product prices may justify revision of such estimates. Therefore, actual quantities, production timing, and the value of reserves may differ substantially from estimates. A reduction in proved reserves would result in an increase in depreciation, depletion and amortization expense.

Estimates of Asset Retirement Obligations. In accordance with SFAS No 143, Star makes estimates of future costs and the timing thereof in connection with recording its future obligations to plug and abandon wells. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Increases in operating costs and decreases in product prices would increase the estimated amount of the obligation and increase depreciation, depletion and amortization expense. Cash flows would not be affected until costs to plug and abandon were actually incurred.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that Star reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of Star. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect Star's future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, Star cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond Star's control, include (i) the sufficiency of existing capital resources and Star's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth or decline in Star's gas production; (iii) the ability of Star to achieve and maintain a sufficient energy reserves to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although Star believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's chief executive officer and the Company's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2004, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of March 31, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 17th day of May, 2004.

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

14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-KSB filed with the Securities and Exchange Commission on April 14, 2004).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings of Star.