Form 10QSB
period 2004-09-30
STAR ENERGY CORP
filed 2004-11-12
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004**.

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 12, 2004 was 6,312,500.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2004	4

Unaudited Statement of Operations for the three and nine months ended September 30, 2004 and 2003 and the period since Date of Inception to September 30, 2004	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 and the period since Date of Inception to September 30, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	8
ITEM 3. CONTROLS AND PROCEDURES	12
PART II.

ITEM 6. EXHIBITS	13
SIGNATURES	14
INDEX TO EXHIBITS	15

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Star” refers to Star Energy Corporation, a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

STAR ENERGY CORPORATION
BALANCE SHEETS

ASSETS		September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Current assets:			
Cash	$	15,387	9,505
Accounts receivable		7,584	5,554
Prepaid expense		-	2,009
Total current assets		22,971	17,068
Oil and gas properties, net (successful efforts method)		84,425	89,000
Total assets	$	107,396	106,068
LIABILITIES AND STOCKHOLDERS' EQUITY			
Current liabilities:			
Accounts payable	$	3,055	3,137
Related party payable		-	2,500
Total current liabilities		3,055	5,637
Asset retirement obligation		2,045	2,000
Stockholders' equity:			
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 6,312,500 shares issued and outstanding		6,312	6,312
Additional paid-in capital		102,614	102,614
Accumulated deficit		(6,630)	(10,495)
Total stockholders' equity		102,296	98,431
Total liabilities and stockholders' equity	$	107,396	106,068

The accompanying notes are an integral part of these financial statements.

STAR ENERGY CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	
	2004	2003	2004	2003
Oil and gas revenues	$ 11,117	15,210	33,107	15,210
Operating expenses:				
Production costs	4,052	5,051	12,775	5,051
Depletion and amortization expense	1,525	-	4,575	-
General and administrative costs	3,027	871	11,892 -	4,924
	8,604	5,922	29,242	9,975
Income from operations	2,513	9,288	3,865	5,235
Provision for income taxes	-	-	-	-
Net income	$ 2,513	9,288	3,865	5,235
Income per common share - basic and diluted	$ -	-	-	-
Weighted average common shares - basic and diluted	6,313,000	6,313,000	6,313,000	6,313,000

The accompanying notes are an integral part of these financial statements.

STAR ENERGY CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30,	
		2004	2003
Cash flows from operating activities:			
Net income	$	3,865	5,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:			
Depletion and amortization		4,575	-
Accretion expense		45	-
(Increase) decrease in :			
Accounts receivable		(2,030)	(10,159)
Prepaid expense		2,009	-
Increase (decrease) in :			
Accounts payable		(82)	(1,445)
Net cash provided by (used in) operating activities		8,382	(6,369)
Cash flows from investing activities:			
Purchase of oil and gas properties		-	(90,000)
Cash flows from financing activities:			
Decrease in related party payable		(2,500)	-
Issuance of common stock		-	99,564
Net cash provided by (used in) financing activities		(2,500)	99,564
Net increase in cash		5,882	3,195
Cash, beginning of period		9,505	4
Cash, end of period	$	15,387	3,199

The accompanying notes are an integral part of these financial statements.

STAR ENERGY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

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

For the nine month period ended September 30, 2004 Star realized net income from operations as a result of revenue realized from eight producing wells as compared to the prior prior month period in which Star first realized production from its interest in gas wells. Star incurred an increase in general and administrative expenses over the comparative periods due to accounting cost related to operations in the current period as compared to the prior comparative period in 2003. Star believes that the immediate key to its ability to sustain profitably over the near term is an increase in gas prices in combination with both a reduction in general and administrative expenses and production expenses. Should Star be able to realize this combination of price increases and expense decreases it will most likely continue to operate at a net profit in future periods.

Results of Operations

During the nine month period ended Sepetember 30, 2004, Star was engaged in evaluating the operating efficiencies of the purchased wells and overseeing the operation of its gas asset. The operation and maintenance of Star's gas operations is wholly dependent on the services provided by Lewis. While the services provided by Lewis have proven adequate, the fact that Star is dependent on the operations of a third party to maintain its operations and produce revenue can restrict its ability to sustain net income.

Quarters ended September 30, 2004 and 2003

Gross Revenue

Gross revenue for the three month period ended September 30, 2004 was $11,117 as compared to $15,210 for the comparable period ended September 30, 2003, a decrease of 27%. Gross revenue for the nine month period ended September 30, 2004 was $33,107 as compared to $15,210 for the comparable period ended September 30, 2003, an increase of 118%. The decrease in gross revenue over the comparative three month periods can be attributed to a decrease in gas production. The increase in gross revenue over the comparative nine month periods can be attributed to the realization of revenue from gas production between June and September of 2003 as compared to the current full nine month period of revenue. Star expects to maintain relatively consistent gross revenues over future periods due to increases in gas prices which Star expects to offset decreasing production.

Net Income

Net income for the three month period ended September 30, 2004 was $2,513 as compared to a net income of $9,288 for the comparable period ended September 30, 2003, a decrease of 73%. Net income for the nine month period ended September 30, 2004 was $3,865 as compared to net income of $5,235 for the comparable period ended September 30, 2003, a decrease of 26%. The decrease in net income of the comparative three and nine month periods can be attributed to a decrease in revenue and an increase in general and administrative expenses. Star expects to maintain net income over future periods if gas prices remain stable or increase and general and administrative and production expenses remain consistent or decrease.

Expenses

General and administrative expenses for the three month period ended September 30, 2004 increased to $3,027 from $871 for the comparable period ended September 30, 2003, an increase of 247%. General and administrative expenses for the nine month period ended September 30, 2004 increased to $11,892 from $4,924 for the comparable period ended September 30, 2003, an increase of 141%. The increase in general administrative expenses over the three and nine months period is primarily attributed to an increase in accounting expenses related to the acquisition of an interest in the Galvan Ranch wells. Star anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the three month periods ended September 30, 2004, and September 30, 2003 were $1,525 and $0 respectively. Depletion expenses for the nine month periods ended September 30, 2004, and September 30, 2003 were $4,575 and $0 respectively.

Direct production expenses for the three month periods ended September 30, 2004, and September 30, 2003 were $4,052 and $5,051 respectively. Direct production expenses for the nine month periods ended September 30, 2004, and September 30, 2003 were $12,775 and $5,051 respectively. Direct production expenses include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time.. Star expects that direct production expenses will remain relatively consistent with gross production over future periods.

Income Tax Expense (Benefit)

Star has an income tax benefit resulting from start up costs that will offset its operating profit.

Impact of Inflation

Star believes that inflation has had a negligible effect on operations over the past three years. Star believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations for the nine month period ended September 30, 2004 was $8,382 as compared to cash flow used in operations of $6,369 for the comparable period ended Septmber 30, 2003. The transition to cash flow provided by operations from cash flow used by operations over the comparative periods is primarily attributed to revenue derived from Star's gas properties during the current nine month period as compared to the prior four month period subsequent to the commencement of revenue recognition. Since Star expects to maintain net income in future periods, it believes that cash flow provided by operations is indicative of future expectations of positive cash flow.

Cash flow used in investing activities for the nine month period ended September 30, 2004 was $0 as compared to $90,000 for the nine month period ended September 30, 2003. The investment activity in 2003 consisted of the acquisition of Star's interest in the Galvan Ranch wells.

Cash flow used in financing activities was $2,500 for the nine month period ended September 30, 2004 as compared to cash flow provided by financing activities of $99,564 for the nine month periods ended September 30, 2003. Cash flow used in financing activities in the current nine month period was the repayment of related party loan. Cash flow provided by financing activities in 2003 was the result of an equity financing completed in March of 2003.

Star has a working capital surplus of $19,916 as of September 30, 2004 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2004. However there can be no assurance that Star will generate sufficient cash flows to fund operations. Star had no lines of credit or other bank financing arrangements as of September 30, 2004. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end.

Star has no defined benefit plan or contractual commitment with any of its officers or directors.

Star has no current plans for the purchase or sale of any plant or equipment.

Star has no current plans to make any changes in the number of employees.

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to the Financial Statements, Star (i) follows the successful efforts method of accounting for the costs of its gas properties, (ii) amortizes such costs using the units of production method, and (iii) evaluates its proven properties for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of gas properties as well as non-cash charges to operations that would not affect cash flows.

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

<u>Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995</u>

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that Star reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of Star. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect Star’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, Star cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond Star’s control, include (i) the sufficiency of existing capital resources and Star’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth or decline in Star’s gas production; (iii) the ability of Star to achieve and maintain a sufficient energy reserves to fund and maintain operations; and (iv) general economic conditions. Although Star believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s chief executive officer and the Company’s chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2004, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of September 30, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2004.

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