Form 10KSB
period 2004-12-31
STAR ENERGY CORP
filed 2005-03-30
CIK 1104671

STAR ENERGY CORPORATION

FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Assignment and Bill of Sale between the Star and Monument Resources, Inc. in connection with that acquisition of the Galvan Ranch wells interest (incorporated by reference from the Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2003).

14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 20
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 20
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

* Incorporated by reference from previous filings of Star.