Form 10QSB
period 2005-09-30
STAR ENERGY CORP
filed 2005-11-14
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-29325

STAR ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0643634 (IRS Employer Identification Number)

1403 East 900 South, Salt Lake City, Utah 84105
(Address of Principal Executive Office)          (Zip Code)

(801) 582-9609
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).

Yes                   No    X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 14, 2005 was 6,312,500.

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

STAR ENERGY CORPORATION

BALANCE SHEETS

ASSETS		September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Current assets:			
Cash	$	14,050	17,542
Accounts receivable		10,353	5,489
Prepaid expenses		-	1,642
Total current assets		24,403	24,673
Oil and gas properties, net (successful efforts method)		82,020	84,960
Total assets	$	106,423	109,633
LIABILITIES AND STOCKHOLDERS' EQUITY			
Current liabilities:			
Accounts payable	$	2,990	2,125
Total current liabilities		2,990	2,125
Asset retirement obligation		2,108	2,060
Stockholders' equity:			
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 6,312,500 shares issued and outstanding		6,312	6,312
Additional paid-in capital		102,614	102,614
Accumulated deficit		(7,601)	(3,478)
Total stockholders' equity		101,325	105,448
Total liabilities and stockholders' equity	$	106,423	109,633

The accompanying notes are an integral part of these financial statements.

4

STAR ENERGY CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		Nine months ended September 30,	
		2005	2004
Cash flows from operating activities:			
Net income	$	(4,123)	3,865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:			
Depletion and amortization		2,940	4,575
Accretion expense		48	45
(Increase) decrease in :			
Accounts receivable		(4,864)	(2,030)
Prepaid expense		1,642	2,009
Increase (decrease) in :			
Accounts payable		865	(82)
Net cash provided by (used in) operating activities		(3,492)	8,382
Cash flows from investing activities:		-	-
Cash flows from financing activities:			
Decrease in related party payable		-	(2,500)
Net cash used in financing activities		-	(2,500)
Net increase (decrease) in cash		(3,492)	5,882
Cash, beginning of period		17,542	9,505
Cash, end of period	$	14,050	15,387

The accompanying notes are an integral part of these financial statements.

6

STAR ENERGY CORPORATIONNOTES
TO UNAUDITED FINANCIAL STATEMENTS

        September 30, 2005

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. Star’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of Star to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon Star. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Star will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Star, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. Star undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect Star’s forward-looking statements, please refer to Star’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Business

Star’s short term strategy is to consistently realize a positive net cash flow from operations and to use this net cash flow to increase proved, developed reserves and production. Star intends to focus on working with the operator of its wells, Lewis Petro Properties, Inc. (“Lewis”) to implement improved production practices and recovery techniques in its efforts to maintain net cash flow. Star believes that it can achieve reserve and production growth through the improved exploitation of its existing inventory of gas wells in Texas.

Star’s long term strategy is to pursue selective acquisitions of additional oil or gas properties or exploration projects. Star will consider opportunities located in proximity to its current operations as well as other projects in North America.

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

Star’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to sustain a positive net cash flow and deter future prospects of production growth.

Star’s financial condition, results of operations and the carrying value of its natural gas properties depends primarily upon the prices it receives for natural gas production and the quantity of that production. Natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Star’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. A drop in natural gas prices could also incur a write down of the carrying value of Star’s properties as can a decrease in production. Star’s future success will depend on the level of gas prices and the quantity of its production. Since production leads to the depletion of gas reserves, Star’s ability to develop or acquire additional economically recoverable gas reserves is vital to its future success. Unless Star can obtain such additional reserves, its current production will continue to decline which will lead to a significant reduction in revenue.

Further, estimates  of  reserves  and  of  future net revenue may vary substantially depending,  in  part,  on  the assumptions made and subject to adjustment either  up  or  down  in the future.  Actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves to be encountered may vary substantially from the engineer’s estimates.  Oil and gas reserve estimates are necessarily inexact and involve matters of subjective and engineering judgment.  If these estimates of  quantities,  prices  and  costs  prove  inaccurate,  and Star is unsuccessful in increasing  its  producing gas wells, and/or declines in and instability of  gas  prices  occur,  then  write  downs  in  the capitalized costs associated  with  its gas assets may be required.  While Star believes that the estimated proved gas reserves and estimated future net revenues are reasonable, there is no assurance that certain revisions will not be made in the future.

For the nine month period ended September 30, 2005 Star realized a net loss from operations as a result of an increase in production costs and general and administrative costs which offset revenue realized from eight producing wells as compared to the prior nine month period in which Star realized net income from its production interests. Star believes that the immediate key to its ability to sustain net income over the near term is for gas prices to remain consistent in combination with a reduction in production expenses. Should Star be able to realize this combination of price consistency and production cost decreases it will most likely operate with net income in future periods.

Results of Operations

During the nine month period ended September 30, 2005, Star was engaged in evaluating the operating efficiencies of the purchased wells and overseeing the operation of its gas assets. The operation and maintenance of Star’s gas operations is wholly dependent on the services provided by Lewis. While the services provided by Lewis have proven adequate, the fact that Star is dependent on the operations of a third party to maintain its operations and produce revenue can restrict its ability to sustain net income.

Nine Months Ended September 30,	2005	2004	Change	% Change
Average Daily Production
Oil (bbls/day)	-	-	-	0%
Natural gas (mcf/day)	21	21	-	0%
Barrels of oil equivalent (boe/day)	4	4	-	0%
Profitability
Petroleum and natural gas revenue	$40,077	$33,107	6,970	21%
Net Revenue	40,077	33,107	6,970	21%
Production and operating costs	20,870	12,775	8,095	63%
Field netback	19,207	20,332	(1,125)	-6%
G&A	20,390	11,892	8,498	71%
Financing	-	-	-	0%
Net cash flow from operations	(1,183)	8,440	(9,623)	-114%
Depletion, depreciation and other charges	2,940	4,575	(1,635)	-36%
Future income taxes	-	-	-	0%
Net earnings from operations	$(4,123)	$3,865	(7,988)	-207%
Profitability per boe
Oil and gas revenue (average selling price)	42.41	35.03	7.38	21%
Production and operating costs	22.08	13.52	8.57	63%
Field netback ($/boe)	20.32	21.52	(1.19)	-6%
Net earnings ($/boe)	(4.36)	4.09	(8.45)	-207%
Cash flow from operations ($/boe)	(1.25)	8.93	(10.18)	-114%

Three and nine month periods ended September 30, 2005 and 2004

Gross Revenue

Gross revenue for the three month period ended September 30, 2005 was $15,056 as compared to $11,117 for the comparable period ended September 30, 2004, an increase of 35%. Gross revenue for the nine month period ended September 30, 2005 was $40,077 as compared to $33,107 for the comparable period ended September 30, 2004, an increase of 21%. The increase in gross revenue over the comparative three and nine month periods can be attributed to an increase in the prices realized for gas production over the respective periods. Star expects to maintain relatively consistent gross revenues over future periods due to increases in gas prices which Star expects to offset decreasing production.

Net Income/Loss

Net income for the three month period ended September 30, 2005 was $5,081 as compared to net income of $2,513 for the comparable period ended September 30, 2004. Net loss for the nine month period ended September 30, 2005 was $4,123 as compared to net income of $3,865 for the comparable period ended September 30, 2004. The increase of net income over the comparative three month periods can be attributed to an increase in gas prices. The transition to a net loss over the comparative nine month periods can be attributed to extraordinary production costs and general and administrative costs in the current nine month period. Star expects income over future periods to remain consistent if gas prices and production expenses remain stable.

Expenses

General and administrative expenses for the three month period ended September 30, 2005 increased to $4,849 from $3,027 for the comparable period ended September 30, 2004, an increase of 60%. General and administrative expenses for the nine month period ended September 30, 2004 increased to $20,390 from $11,892 for the comparable period ended September 30, 2004, an increase of 71%. The increase in general administrative expenses over the three month comparative periods is primarily attributed to consulting fees in the current period. The increase in general administrative expenses over the nine month comparative periods is primarily attributed to an increase in accounting expenses related to Star’s SB-2 registration statement (which was declared effective in March of the current nine month period), Edgar filing expenses, the preparation of an annual gas reserve report and consulting fees. Star anticipates that general and administrative expenses will remain relatively consistent over future periods.

Production costs for the three month period ended September 30, 2005 increased to $4,169 from $4,052 for the comparable period ended September 30, 2004, an increase of 3%. Production costs for the nine month period ended September 30, 2005 increased to $20,870 from $12,775 for the comparable period ended September 30, 2004, an increase of 63%. Direct production expenses include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in production costs over the nine month comparative periods can be attributed to road repairs performed by Lewis due to unusually wet weather conditions. Star expects that productions costs will decline in future periods.

Depletion expenses for the three month periods ended September 30, 2005, and September 30, 2004 were $957 and $1,525 respectively. Depletion expenses for the nine month periods ended September 30, 2005 and September 30, 2004 were $2,940 and $4,575 respectively.

Income Tax Expense (Benefit)

Star has an income tax benefit resulting from operations that will offset any operating profit.

Impact of Inflation

Star believes that inflation has had a negligible effect on operations over the past three years. Star believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

        Cash flow used in operations for the nine month period ended September 30, 2005 was $3,492 as compared to cash flow provided by operations of $8,382 for the comparable period ended September, 2004. The transition from cash flow provided by operations to cash flow used in operations over the comparative nine month is primarily attributed to the increase in net loss due to an increase in production costs and general and administrative costs. Star expects to return to cash flow provided by operations in future periods.

Cash flow used in investing activities for the nine month period ended September 30, 2005 was $0 as compared to $0 for the nine month period ended September 30, 2004.

Cash flow provided by financing activities was $0 for the nine month period ended September 30, 2005 as compared to cash flow used by financing activities of $2,500 for the nine month period ended September 30, 2004.

Star has a working capital surplus of $21,413 as of September 30, 2005 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2005. However there can be no assurance that Star will generate sufficient cash flows to fund operations. Star had no lines of credit or other bank financing arrangements as of September 30, 2005. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end.

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

Estimates of Proved Oil and Gas Reserves. An independent petroleum engineer annually estimates Star’s proven reserves. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. In addition, subsequent physical and economic factors such as the results of drilling, testing, production and product prices may justify revision of such estimates. Therefore, actual quantities, production timing, and the value of reserves may differ substantially from estimates. A reduction in proved reserves would result in an increase in depreciation, depletion and amortization expense.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2005.

STAR ENERGY CORPORATION

/s/ Dr. Nafi Onat

Dr.Nafi Onat

Chief Executive Officer and Director

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Financial Officer, Principal Accounting Officer and Director

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