Form 10KSB
period 2005-12-31
STAR ENERGY CORP
filed 2006-03-31
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-29323

Star Energy Corporation
(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0643634 (IRS Employer Identification Number)

1403 East 900 South, Salt Lake City, Utah 84105
(Address of Principal Executive Offices)          (Zip Code)

(801) 582-9609
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     X

The registrant's total revenues for the year ended December 31, 2005, were $55,852.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $41,016,875 based on the average closing bid and asked prices for the common stock on March 27, 2006.

At March 28, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 31,562,500.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Organization

Star Energy Corporation was incorporated in Nevada on December 7, 1999, as “Cairo Acquisitions, Inc.” to engage in any legal undertaking. On November 21, 2002, the corporation’s name was changed to “Star Energy Corporation” to reflect the decision of management to enter into exploration, development and production of oil and gas resources. The terms “Star,” “we,” “our”, and “us”, as used herein refer to Star Energy Corporation and its predecessor, unless the context indicates otherwise.

Star’s principal place of business is located at 1403 East 900 South, Salt Lake City, Utah 84105 and its telephone number is (801) 582-9609. Our registered statutory office is located at 920 Sierra Vista Drive, Las Vegas, Nevada 89109. Star is engaged in the exploration, development and production of oil and gas resources in Texas. Star trades on the Over the Counter Bulletin Board under the symbol “SERG”.

Description of Business

Star is an independent oil and natural gas producer involved in the exploration, development, production and sale of gas derived from properties located in Webb County, West Texas.

We currently realize production from a total of five oil and gas wells each with a 15% working interest and a 12% net revenue interest. Three wells, which did not meet minimum production requirements, were abandoned by the operator in November of 2005. The five remaining wells are on five separate parcels of land spread over 425 acres of the Galvan Ranch. Depth of the producing intervals varies from 5,800 ft to 6,800 ft. within the Olmos sand reservoir. The producing interval within the Olmos sand reservoir where Star’s wells are located has an average thickness ranging from 75 to 100 feet with an average porosity ranging from 10 to 14%.

Star prefers operating in Texas due to the relatively inexpensive drilling and completion operations, and the absence of poisonous gas often associated with oil and gas production. Recovery from producing wells is consistently evaluated, and cost-efficient work-over methods are often considered to improve the performance of the wells.

Star’s interests in its wells are maintained and operated by Lewis Petro Properties, Inc. (“Lewis”), a local operator, under the terms of an Operating Agreement. Lewis maintains a varying interest in each of Star’s wells. The terms of the Operating Agreement grant to Lewis the exclusive right to conduct operations in respect to Star’s interests in its wells in exchange for a monthly operating fee for each well and any other costs incurred in normal operation of the wells. Title to all machinery, equipment or other property attached to the wells under the Operating Agreement, as amended, belongs to each party in proportion to its interest in each well, as does any amount recovered as the result of salvaging machinery or equipment from the wells. Under the Operating Agreement, Lewis is permitted to make capital expenditures without notifying Star of the expense up to $25,000. Amounts to be spent over that amount require that notice be provided by Lewis to Star. Should Star wish to drill an additional well on the property under lease, it is required to notice all owners of the lease as to its intent to drill and notice the option to participate in new drilling. Should, other owners choose not to participate in the drilling costs, Star is entitled to recoup three hundred percent of the cost incurred in drilling the well from production before reverting to its minority interest on the lease. Abandonment of wells must be approved by the party holding a majority interest in the specific well to be abandoned.

Prior to drilling new wells a geological review of the prospective area would be made by Star in cooperation with Lewis to determine the potential for additional gas reserves. Star’s consultants then review available geophysical data (generally seismic and gravity data) to further evaluate the area. After the evaluation of the geophysical data, if the target appears to contain significant accumulations of gas, Star then considers the economic feasibility of drilling the target. Significant accumulations of gas do not guarantee economic recovery because it depends on many factors such as how much it costs to drill and complete wells in a certain area, how close the wells are to pipelines and pipeline pressure, what the price of oil or gas is, how accessible the area is, whether the project is a developmental or wildcat prospect.

Star’s working interest, is defined as interest in oil and gas that includes responsibility for all drilling, developing, and operating costs is 15%. Star’s net revenue interest, is defined as that portion of gas production revenue after deduction of royalties, is 12%.

The wells are identified as detailed below:

---------------------------------------- -------------------------------------- --------------------------------------
               WELL NAME                           WORKING INTEREST                     NET REVENUE INTEREST
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------

---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
Ed Rachal "GC" #1A                                        15%                                    12%
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
Ed Rachal "GC" #2                                         15%                                    12%
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
Ed Rachal "GC" #3A                                        15%                                    12%
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
Ed Rachal  #2                                             15%                                    12%
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
Ed Rachal  #6                                             15%                                    12%
---------------------------------------- -------------------------------------- --------------------------------------

Mohican River Field

On March 24, 2006, Star executed a letter of intent to acquire Terrabyte, LLC (“Terrabyte”), an oil and gas exploration company headquartered in Allegan, Michigan.

Terrabyte is positioned to initiate an enhanced secondary recovery water flood development to produce oil from the Mohican River field located in the vicinity of the Perry Township, Ashland County, Ohio. The Mohican River field underlies 300 acres with a prospective pay zone that is up to 195 feet thick not more than 500 to 700 feet below the surface. Floodable oil in place is estimated to be 12.17 million barrels from which water flood calculations indicate that recovery should approximate 34.3% of that estimate or 4.17 million barrels. However, secondary recovery could range up to 7.3 million barrels dependent on the ultimate result of the water flood.

A 30 acre pilot is planned that will require capital expenditures of $2.2 million. Pending the satisfactory performance of the pilot, an additional $6.57 million will be required for a full field expansion for a total development cost of $8.79 million or $2.48 per net barrel. Existing wells on the field should be adequate to produce the water flood but each will require new, cased well bores to support the injectors. Ample shallow aquifers within the Mohican River field will provide the necessary water supply.

The letter of intent anticipates an initial exchange of 5,000,000 shares of Star for 100% of Terrabyte. On completion of the pilot project, 5,000,000 additional shares of Star will be issued to the owners of Terrabyte on a reserve confirmation of 1 million barrels of recoverable oil. An additional 2.5 shares will be issued for each barrel in excess of 1 million barrels. Star is committed to complete a financing in a gross amount of no less than $10,000,000 of which $1,500,000 must be completed prior to closing the transaction and $1,500,000 within 90 days of closing. The remaining $7,000,000 is to be raised within 18 months of completing the transaction. The closing date for Star’s acquisition of Terrabyte is anticipated for May 26, 2006.

Competition

The oil and gas business in Texas is highly competitive. Star competes with over 1,000 independent companies, many with greater financial resources and larger staffs than those available to Star. Texas hosts approximately 40 significant independent operators including Marathon Oil, Houston Exploration Company and Newfield Exploration Company with over 950 smaller operations with no single producer dominating the area. Major operators such as Exxon, Shell Oil, ConocoPhillips, Mobil and others that considered major players in the oil and gas industry retain significant interests in Texas. Star believes it can successfully compete against the independent companies by focusing its efforts on the efficient development of its leases in Texas by maximizing production without incurring a significant increase in operating costs.

Marketability

The product sold by Star, natural gas, is a commodity purchased by many distribution and retail companies. Crude oil can be easily sold whenever it is produced subject to transportation cost. Natural gas requires transportation from point of production to the purchaser by pipeline. One hundred percent of Star’s current gas production interest is transported by pipelines.

Lewis sells all of Star’s gas production interest to Houston Pipeline, Inc. The gas is sold on a monthly basis at a price determined by ninety three percent (93%) of the Houston Ship Price at the first day of each month. The Houston Ship Price is a gas pricing index based on the market price. Since acquiring the Galvan Ranch properties Star’s gas production through the end of the current period has realized prices ranging from $4.26 MCF to $11.53 MCF.

Government Regulation of Exploration and Production

Star’s gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases Star’s cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, Star is unable to accurately predict the future cost or impact of complying with such laws.

Star’s gas exploration and production operations are affected by state and federal regulation of gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be “shut-in” because of an over-supply of gas or lack of an available gas pipeline in the areas in which Star may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from gas wells. However, no Texas regulations provide such production limitations with respect to Star’s operations.

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Star does not presently anticipate that it will be required to expend amounts relating to its gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Star is unable to accurately predict the ultimate cost of such compliance for 2005.

Star is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from Star’s operations.

The following environmental laws and regulatory programs appeared to be the most significant to Star’s operations in 2005, and are expected to continue to be significant in 2006:

Clean Water and Oil Pollution Regulatory Programs. The federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Star’s operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of Star’s production operations. Star maintains spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters. As of December 31, 2005, Star had undertaken all investigative or remedial work required by governmental agencies to address potential contamination by accidental spills or discharges of crude oil or drilling fluids.

Clean Air Regulatory Programs. Star’s operations are subject to the federal Clean Air Act (“CAA”), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. Star currently obtains construction and operating permits for its compressor engines, and is not presently aware of any potential adverse claims in this regard.

Waste Disposal Regulatory Programs. Star’s operations generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as “non-hazardous solid wastes”. The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act (“RCRA”). In some instances, EPA has already required the clean up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as “non-hazardous” by EPA, including some wastes generated during Star’s drilling and production operations, may in the future be reclassified as “hazardous wastes”. Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Star is not presently aware of any potential adverse claims in this regard.

Texas Railroad Commission. The State of Texas has promulgated certain legislative rules pertaining to exploration, development and production of oil and gas that are administered by the Texas Railroad Commission. The rules govern permitting for new drilling, inspection of wells, fiscal responsibility of operators, bonding wells, the disposal of solid waste, water discharge, spill prevention, liquid injection, waste disposal wells, schedules that determine the procedures for plugging and abandonment of wells, reclamation, annual reports and compliance with state and federal environmental protection laws. Star believes that all wells in which it has an interest are operated by Lewis in a manner that is in compliance with these rules.

Star believes that all wells in which it has an interest which are operated by Lewis are in substantial compliance with current applicable U.S. federal, state and local environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect Star’s financial position, cash flows or results of operations. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past non-compliance with environmental laws or regulations will not be discovered.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Star currently has no patents, trademarks, licenses, franchises, concessions, or labor contracts. However, each of the Galvan Ranch leases are subject to royalty payments.

Exploration Activities

Star spent no amounts on exploration activities during either of the last two fiscal years.

Employees

Star has no employees. Star’s executive officers devote only such time to the affairs of Star as they deem appropriate, which is estimated to be approximately fifteen (15) hours per month. Star uses an independent operator, Lewis, to operate and manage its interests in gas production operations in Texas in addition to consultants, attorneys, and accountants as necessary.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1999, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $39,311 at December 31, 2005. During fiscal 2005, we recorded a net loss of $35,833 due to the abandonment of our interests in three gas wells. We may continue to incur operating losses as revenues are likely to decline from depleted gas resources and expenses are likely to increase with aging wells. Our only expectation of future profitability is dependent upon our ability to acquire additional production revenue through exploration, development or acquisition. Star’s success in this endeavor can in no way be assured.

Natural gas prices are volatile. Any substantial decrease in prices would adversely affect our financial results.

Star’s future financial condition, results of operations and the carrying value of its natural gas properties depend primarily upon the prices it receives for natural gas production. Natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Star’s cash flow from operations is highly dependent on the prices that it receives for natural gas. This price volatility also affects the amount of Star’s cash flow available for capital expenditures and its ability to borrow money or raise additional capital. The prices for natural gas are subject to a variety of additional factors that are beyond Star’s control. These factors include:

— the level of consumer demand for natural gas;

 — the domestic supply of natural gas;

 — domestic governmental regulations and taxes;

— the price and availability of alternative fuel sources;

 — weather conditions;

 — market uncertainty;

These factors and the volatility of the energy markets generally make it extremely difficult to predict future natural gas price movements with any certainty. Declines in natural gas prices would not only reduce revenue, but could reduce the amount of natural gas that Star can produce economically and, as a result, could have a material adverse effect on its financial condition, results of operations and reserves. Should the natural gas industry experience significant price declines, Star may, among other things, be unable to meet its financial obligations.

Star’s future performance depends on its ability to find or acquire additional oil or natural gas reserves.

Unless Star successfully replaces the reserves that it produces, the defined reserves will decline, resulting in a decrease in natural gas production and lower revenues and cash flows from operations. Star has historically obtained reserves through acquisitions. The business of exploring for, developing or acquiring reserves is capital intensive. Star may not be able to obtain the necessary capital to acquire additional oil or natural gas reserves as cash flows from operations are reduced, and access to external sources of capital is unavailable. Should Star not make significant capital expenditures it will not be able to maintain its current production rates and expenses will overtake revenue which may lead to a cessation of operations.

The results of our operations are wholly dependent on the production and maintenance efforts of Lewis.

The operation and maintenance of Star’s natural gas operations is wholly dependent on an independent local operator, Lewis. While the services provided by Lewis in the past have proven adequate for the successful operation of Star’s natural gas wells, the fact that Star is dependent on operations of a third party to produce revenue from its natural gas assets could restrict its ability to generate a net profit on operations.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2006, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2006, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders.

Star’s annual report will contain audited financial statements. Star is not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to its security holders unless a request is made for such delivery. Star files all of its required reports and other information with the Commission. The public may read and copy any materials that are filed by Star with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by Star with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Star maintains limited office space in an office owned by Ruairidh Campbell, Star’s chief financial officer, for which Star pays no rent. This address is 1403 East 900 South, Salt Lake City, Utah 84105 and the phone number is (801) 582-9609. Star believes that its current office space will be adequate for the foreseeable future.

Star currently realizes production from a total of five oil and gas wells owning a 15% working interests and 12% net revenue interests in each well. Three wells were abandoned by Lewis in November of 2005. Production is limited to gas.

Net annual gas production for the period from January 1, 2005 to December 31, 2005 amounted to net 6,969 MCF. The average sales price over this period was $7.88 per MCF. Star’s average production costs over the comparable period, which include lifting costs, maintenance costs and severance taxes were $3.77 per MCF. Star owned 8 gross wells and 1.2 net wells for the period ended October 31, 2005 and five gross wells and 0.75 net wells for the subsequent period ended December 31, 2005. The wells are located on 425 gross acres, located in Webb County, Texas. The acreage is approximately 67.35 net acres. Star has no plans at this time to drill additional wells.

ITEM 3. LEGAL PROCEEDINGS

Star is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low prices for Star’s common stock since the third quarter of 2005 when a quote was first obtained on the Over the Counter Bulletin Board. Our common stock was forward split 1:5 on December 31, 2005. The prices for Star’s common stock reflect the forward split. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2005           December 31                $2.25                 $0.05
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $0.00                 $0.00
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of March 27, 2006, there were ninety four (94) shareholders of record holding a total of 31,562,500 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

Star has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

Star’s short term strategy is to sustain a positive net cash flow from operations and debt or equity placements. Net cash flow will then be used to increase proved developed reserves and production. Star intends to focus on implementing improved production practices and recovery techniques in its efforts to sustain net cash flow from operations. Star believes that it can achieve reserve and production growth through the improved exploitation of its existing inventory of wells in Texas and through acquisition.

Once Star sustains positive net cash flow, its long term strategy is to pursue selective acquisitions of additional oil or gas properties or exploration projects. Star has considered opportunities located in proximity to its current operations as well as other projects in North America. On March 24, 2006 Star executed a letter of intent to acquire Terrabyte, an oil and gas exploration company headquartered in Allegan, Michigan. Terrabyte is positioned to initiate an enhanced secondary recovery water flood development to produce oil from the Mohican River field located in the vicinity of the Perry Township, Ashland County, Ohio. The Mohican River field underlies 300 acres with a prospective pay zone that is up to 195 feet thick not more than 500 to 700 feet below the surface. Floodable oil in place is estimated to be 12.17 million barrels from which water flood calculations indicate that recovery should approximate 34.3% of that estimate or 4.17 million barrels. However, secondary recovery could range up to 7.3 million barrels dependent on the ultimate result of the water flood.

Star’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to sustain a positive net cash flow and deter future prospects of production growth. Historically Star has not been able to generate sufficient cash flow from operations or financing efforts to sustain operations or fund exploration and development costs. Therefore, there can be no assurance that the wells currently producing will provide sufficient cash flows to maintain operations or that additional capital will be available to pursue our current strategy. Should we be unable to generate sufficient cash flow from existing properties or obtaining financing through alternative sources, Star may have to sell its properties or interests in order to remain in operation.

Star’s financial condition, results of operations and the carrying value of its natural gas properties depends primarily upon the prices it receives for natural gas production and the quantity of that production. Natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Star’s available cash flow which can in turn impact the availability of net cash flow for operations and future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Star’s future success will depend on the level of gas prices and the quantity of its production. Since production leads to the depletion of gas reserves, Star’s ability to develop or acquire additional economically recoverable gas reserves is vital to its future success. Unless Star can obtain such additional reserves, its current production will continue to decline which will lead to a significant reduction in revenue.

Further, estimates of reserves and of future net revenue may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Actual amounts of production, revenue, taxes,developmentexpenditures,operatingexpenses,andquantitiesof recoverableoiland gas reserves to be encountered may vary substantially from the engineer’s estimates. Oil and gas reserve estimates are necessarily inexact andinvolve matters of subjective and engineering judgment. If these estimates of quantities, prices and costs prove inaccurate, and Star is unsuccessful in increasing its producing gas wells, and/or declines in and instability of gas prices occurs, then write downs in the capitalized costs associated with its gas assets may be required. While the Star believes that theestimated proved gas reserves and estimated future net revenues are reasonable, there is no assurance that certain revisions will not be made in the future.

For the fiscal year ended December 31, 2005 Star realized a net loss from operations due to an expense associated with the abandonment of three wells on the Galvan Ranch and increased general and administrative expenses. Star believes that the immediate key to its ability to achieve profitably over the near term is an increase in oil and gas production through exploration, development or acquisition.

Results of Operations

During the period from January 1, 2002 through December 31, 2005, Star was engaged in evaluating acquisition opportunities, purchasing a working interest in gas production, evaluating the operating efficiencies of the purchased wells and overseeing the operation of its oil and gas assets by an independent operator, Lewis. The operation and maintenance of Star’s gas operations is wholly dependent on the services provided by Lewis. While the services provided by Lewis have proven adequate, the fact that Star is dependent on the operations of a third party to maintain its operations and produce revenue can restrict its ability to sustain a net profit.

---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Twelve Months Ended December 31,                               2005           2004      Change          % Change
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Average Daily Production
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
   Oil (bbls/day)                                                  -               -           -                0%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
   Natural gas (mcf/day)                                          19              20         (1)               -5%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
   Barrels of oil equivalent (boe/day)                            3              3         (0)               -5%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Profitability
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Petroleum and natural gas revenue                    $        55,852   $      43,247      12,605               29%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Production and operating costs                               26,298         20,278       6,020               30%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Field netback                                                 29,554          22,969       6,585               29%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
GandA                                                         29,564          11,912      17,652              148%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Income (loss) before depletion, amortization and
income taxes                                                    (10)          11,057    (11,067)             -100%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Depletion, depreciation and other charges                      6,111                       2,071               51%
                                                                               4,040
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Future income taxes                                               -              -           -                0%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Loss on abandoned wells                                       29,712               -      29,712                0%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Net earnings from operations                         $      (35,833)   $       7,017    (42,850)             -611%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Profitability per boe                                                                                           0%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Oil and gas revenue (average selling price)                    48.09           35.54       12.56               35%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Production and operating costs                                22.64          16.66        5.98               36%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Field netback ($/boe)                                         25.45          18.87        6.57               35%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Net earnings ($/boe)                                         (30.86)            5.77     (36.62)             -635%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------
Income (loss) before depletion, amortization and
income taxes ($/boe)                                          (0.01)            9.09      (9.09)             -100%
---------------------------------------------------- --- ------------ --- ----------- ----------- -----------------

Years ended December 31, 2005 and 2004

Gross Revenue

Gross revenue for the twelve month period ended December 31, 2005 increased to $55,852 from $43,247 for the comparable period ended December 31, 2004, an increase of 29%. Star expects that gross revenues over future periods will decrease due to the abandonment of three of our eight wells in November of 2005.

Net Losses

Net losses for the twelve month period ended December 31, 2005 were $35,833, down from a net profit of $7,017 for the comparable period ended December 31, 2004. The transition from a net profit in the prior period to a net loss in the current period can be attributed to $29,712 associated with the abandonment of three wells, increases in general and administrative expenses, increases in production costs and an increase in depletion and amortization expenses. Star expects that a return to net profits over future periods will require some combination of an increase in revenues and decreases in general and administrative and production costs.

Expenses

General and administrative expenses for the twelve month period ended December 31, 2005 increased to $29,564 from $11,912 for the comparable period ended December 31, 2004, an increase of 148%. The current increase in general administrative expenses is primarily attributed to consulting expenses. Star anticipates that general and administrative expenses will remain relatively consistent over future periods.

Depletion expenses for the twelve month periods ended December 31, 2005, and December 31, 2004 were $6,111 and $4,040 respectively.

Direct production expenses for the twelve month periods ended December 31, 2005, and December 31, 2003 were $26,298 and $20,278 respectively, an increase of 30%. Direct production expenses include the cost of maintaining the wells, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in direct production costs can be attributed to the age of our wells. Star expects that direct production expenses will decline over future periods relative to the decrease in the number of wells.

Income Tax Expense (Benefit)

Star has an income tax benefit resulting from a net operating loss carryforward and start up costs that will offset its operating profit.

Impact of Inflation

Star believes that inflation has had a negligible effect on operations over the past three years. Star believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations for the twelve month period ended December 31, 2005 was $3,567 as compared to cash flow provided by operations of $10,537 for the comparable period ended December 31, 2004. The transition to cash flow used in operations in the current period can be attributed to the net loss realized as compared to the net income realized in the prior period. Star expects that net losses will decrease in future periods, which will decrease that cash flow used in operations.

Cash flow used in investing activities was $0 for the twelve month period ended December 31, 2005 and December 31, 2004.

Cash flow used in financing was $0 for the year ended December 31, 2005 as compared to $2,500 for the year ended December 31, 2004.

Star has a working capital surplus of $22,601 as of December 31, 2005 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund operations in 2006. However there can be no assurance that Star will generate sufficient cash flows to fund operations. Star had no lines of credit or other bank financing arrangements as of December 31, 2005. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end. Star has no defined benefit plan or contractual commitment with any of its officers or directors.

Star has no current plans for the purchase or sale of any plant or equipment.

Star has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

- the sufficiency of existing capital resources;

- our ability to raise additional capital to fund cash requirements for future operations;

- our ability to maintain sufficient energy reserves to fund and maintain operations;

 - the volatility of the stock market; and

- general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SAFS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SAFS No. 154 requires that changes in accounting principles be applied retrospectively to prior period financial statements and is effective for fiscal periods beginning after December 15, 2005. Star does not expect SFAS No. 145 to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require Star to recognize compensation cost based on the grant date fair value of the equity instruments its awards. Star currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Star’s financial statements. Star estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Company’s audited financial statements for the periods ended December 31, 2005 and 2004 are attached hereto as F-1 through F-18.

STAR ENERGY CORPORATION

FINANCIAL STATEMENTS

December 31, 2005 and 2004

INDEX

                                                                                    Page

                 Report of Independent Registered Public Accounting Firm             F-2

                 Balance Sheets                                                      F-3

                 Statements of Income                                                F-4

                 Statements of Stockholders' Equity                                  F-5

                 Statements of Cash Flows                                            F-6

                 Notes to Financial Statements                                       F-7

                 Supplemental Schedules on Oil and Gas Operations                   F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

Star Energy Corporation

We have audited the accompanying balance sheets of Star Energy Corporation, as of December 31, 2005 and 2004 and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Energy Corporation, as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

JONES SIMKINS, P.C.

Logan, Utah

March 18, 2006

                                             STAR ENERGY CORPORATION
                                                 BALANCE SHEETS
                                           December 31, 2005 and 2004
                                   ASSETS                                             2005                   2004
                                                                                  --------------    --------------

Current assets:

   Cash                                                                       $       13,975               17,542

   Accounts receivable                                                                  8,291               5,489

   Prepaid expense                                                                      1,900               1,642
                                                                                  --------------    --------------

      Total current assets                                                             24,166              24,673

Oil and gas properties, net (successful efforts method)                                48,341              84,960
                                                                                  --------------    --------------

                                                                               $
      Total assets                                                                     72,507             109,633
                                                                                  ==============    ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                            $         1,565               2,125
                                                                                  --------------    --------------

     Total current liabilities                                                          1,565               2,125
                                                                                  --------------    --------------

Asset retirement obligation                                                             1,327               2,060
                                                                                  --------------    --------------

Commitments and contingencies (note 9)

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares

    authorized, no shares issued and outstanding                                            -                   -
   Common stock, $.001 par value, 225,000,000 shares

    authorized, 31,562,500 issued and outstanding, respectively                        31,563              31,563

   Additional paid-in capital                                                          77,363              77,363
   Accumulated deficit                                                               (39,311)             (3,478)
                                                                                  --------------    --------------

     Total stockholders' equity                                                        69,615             105,448
                                                                                  --------------    --------------
     Total liabilities and stockholders' equity                                $
                                                                                       72,507             109,633
                                                                                  ==============    ==============
                     The accompanying notes are an integral part of these financial statements

                                            STAR ENERGY CORPORATION
                                            STATEMENTS OF OPERATION
                                    Years Ended December 31, 2005 and 2004

                                                                                2005                 2004
                                                                          -----------------    -----------------

Oil and gas revenues                                                  $             55,852               43,247
                                                                          -----------------    -----------------

Operating expenses:
   Production costs                                                                 26,298               20,278

   Depletion and amortization expense                                                6,111                4,040
   General and administrative costs                                                 29,564               11,912
                                                                          -----------------    -----------------

                                                                                    61,973               36,230
                                                                          -----------------    -----------------

                                                                                   (6,121)
               Income (loss) from operations                                                              7,017

Other expenses:
                                                                                  (29,712)
   Loss on assets sold or abandoned                                                                           -
                                                                          -----------------    -----------------

                                                                                  (35,833)
Income (loss) before provision for income taxes                                                           7,017

Provision for income taxes                                                               -                    -
                                                                          -----------------    -----------------

                                                                                  (35,833)
               Net income (loss)                                      $                                   7,017
                                                                          =================    =================

Earnings per common share - basic and diluted                         $                  -                    -
                                                                          =================    =================

Weighted average common shares -
   basic and diluted                                                            31,562,500           31,562,500
                                                                          =================    =================

                     The accompanying notes are an integral part of these financial statements

                                                                          STAR ENERGY CORPORATION
                                                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  Years Ended December 31, 2005 and 2004

                                                                                                                     Additional
                                                   Preferred Stock                     Common Stock                    Paid-in           Accumulated
                                             ----------------------------    ----------------------------------
                                               Shares          Amount            Shares              Amount            Capital             Deficit               Total
                                             -----------     ------------    ----------------     -------------     --------------     -----------------     ---------------

Balance at January 1, 2004                            -  $             -          31,562,500  $         31,563  $          77,363  $           (10,495)  $           98,431

Net income                                            -                -                   -                 -                  -                 7,017               7,017
                                             -----------     ------------    ----------------     -------------     --------------     -----------------     ---------------

Balance at December 31, 2004                 -               -                 31,562,500              31,563            77,363                (3,478)          105,448

Net loss                                              -                -                   -                 -                  -              (35,833)            (35,833)
                                             -----------     ------------    ----------------     -------------     --------------     -----------------     ---------------

Balance at December 31, 2005                          -   $            -          31,562,500  $         31,563  $          77,363  $           (39,311)  $           69,615
                                             ===========     ============    ================     =============     ==============     =================     ===============

                     The accompanying notes are an integral part of these financial statements

                                             STAR ENERGY CORPORATION
                                            STATEMENTS OF CASH FLOWS
                                     Years Ended December 31, 2005 and 2004

                                                                                        2005             2004
                                                                                    -------------    -------------
Cash flows from operating activities:

   Net income (loss)                                                            $       (35,833)            7,017
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:

      Loss on assets abandoned                                                            29,711                -

      Depletion and amortization                                                           6,111            4,040

      Accretion expense                                                                       64               60
      (Increase) decrease in:

         Accounts receivable                                                             (2,802)               65

         Prepaid expense                                                                   (258)              367
      Increase (decrease) in:

         Accounts payable                                                                  (560)          (1,012)
                                                                                    -------------    -------------

                                                                                         (3,567)
           Net cash provided by (used in) operating activities                                             10,537
                                                                                    -------------    -------------

Cash flows from investing activities:                                                          -                -
                                                                                    -------------    -------------

Cash flows from financing activities:

   Decrease in related party payable                                                           -          (2,500)
                                                                                    -------------    -------------

           Net cash used in financing activities                                               -          (2,500)
                                                                                    -------------    -------------

           Net increase (decrease) in cash                                               (3,567)            8,037

Cash, beginning of year                                                                   17,542            9,505
                                                                                    -------------    -------------

Cash, end of year                                                               $         13,975           17,542
                                                                                    =============    =============
                     The accompanying notes are an integral part of these financial statements

STAR ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Nevada on December 7, 1999. The Company is primarily engaged in the business of selling oil and gas produced from its oil and gas properties, as well as acquiring, developing and selling oil and gas properties to companies located in the continental United States. The Company’s principal operations began in June 2003 when it purchased an interest in eight oil and gas producing wells.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are amounts due on oil and gas sales and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Oil and Gas Producing Activities

The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed.

STAR ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Oil and Gas Producing Activities (continued)

If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drillings and average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. The Company evaluates purchases for potential intangible items. However, all intangible items have been determined to be insignificant.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to deferred start-up costs incurred during the Company’s development stage activities prior to 2003. For income tax purposes start-up costs are deferred until the Company begins generating revenue, at which time the costs are then amortized.

Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipeline at the well head. The Company believes that both oil and gas revenues should be recognized at these times because ownership of the oil and gas generally passes to the customer at these times. Management believes that this policy meets the criteria of Staff Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

The Company does not have any gas balancing arrangements.

STAR ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2005 and 2004.

Stock Based Compensation

Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation” (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effect if the fair value method had been adopted. The Company has opted for the latter approach.

Starting January 1, 2006 in accordance with SFAS 123 (revised 2004), the Company will be required to begin recognizing compensation cost related to stock options. (See Note 11)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at time, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. At December 31, 2005 and 2004, the Company’s accounts receivable include significant balances owed by the operating company.

STAR ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions primarily related to oil and gas property reserves and prices, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Oil and Gas Properties

Oil and gas properties consist of the following:
                                                                                  2005             2004

         Oil and gas properties (successful efforts method)                $      56,250            90,000
         Capitalized costs related to asset retirement obligation                  1,125             2,000

                                                                                  57,375            92,000
         Less accumulated depletion and amortization                              (9,034)           (7,040)

                                                                           $      48,341            84,960

Note 3 – Asset Retirement Obligation

The Company has recognized a liability based on the present value of the estimated costs related to its obligation to plug and abandon the oil and gas wells it owns. The Company has also capitalized the costs of the liability through increasing the carrying amount of its oil and gas properties. The liability is accreted to its estimated present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will settle the obligation for its recorded amount or incur a gain or loss upon settlement.

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

         Balance at beginning of year                                      $       2,060             2,000
         Abandonment of wells                                                       (797)            -
         Accretion expense                                                            64                60

         Balance at end of year                                            $       1,327             2,060

STAR ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 4 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                                   2005              2004

Income tax expense (benefit) at statutory rate                             $      (5,000)           (1,000)
Change in valuation allowance                                                      5,000             1,000

                                                                           $        -                -

Deferred tax assets (liabilities) are as follows:
                                                                                   2005              2004

Start-up costs                                                             $       1,000             1,000
Accrual versus cash basis adjustment                                              (1,000)             -
NOL carryforward                                                                   6,000              -
Valuation allowance                                                               (6,000)           (1,000)

                                                                           $          -                -

A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

As of December 31, 2005, the Company had a net operating loss carry forward of approximately $42,000. This carry forward expires in 2025. If substantial changes in the Company’s ownership should occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. Also, the ultimate realization of NOL carry forwards is due, in part, on the tax law in effect at the time and future events that cannot be determined.

Note 5 – Supplemental Cash Flow Information

The Company paid no amounts for interest or income taxes during the years ended December 31, 2005 and 2004.

Note 6 – Related Party Transactions

The Company incurred management and consulting fees to an officer of the Company of approximately $12,000 and $0 during the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2004, a related party payable of $2,500 due to an officer of the Company was repaid.

STAR ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 7 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, and payables. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items.

Note 8 – Forward Common Stock Split

On December 31, 2005, the Company’s Board of Directors approved a 5-for-1 forward common stock split. All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

Note 9 – Commitments and Contingencies

Risks and Uncertainties

The Company’s oil and gas reserves are continually declining, which will eventually result in a reduction of the amount of oil and gas produced, oil and gas revenues and cash flows. The Company plans to replace reserves through both drilling and acquisitions, however, there is no assurance that oil and gas reserves can be located through drilling or acquisition or that even if reserves are located, that such reserves will allow the recovery of all or part of the investment made by the Company to obtain these reserves.

The Company’s carrying cost of its oil and gas properties are subject to possible future impairment based on the estimated future cash flows of these properties. These estimated future cash flows are in turn subject to oil and gas prices that are subject to fluctuations and, as a consequence, no assurance can be given that oil and gas prices will decrease, increase or remain stable.

Environmental Regulation

Various federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company’s operations and the costs of its oil and gas exploitation, development and production operations. The Company does not anticipate that it will be required in the near future to expend amounts material in relation to the financial statements taken as a whole by reason of environmental laws and regulations. Because these laws and regulations are constantly being changed, the Company is unable to predict the conditions and other factors, over which it does not exercise control that may give rise to environmental liabilities affecting the Company.

STAR ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 10 – Recent Accounting Pronouncements

In May, 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.

SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting SFAS No. 154 on September 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) will not have a material effect on the Company’s financial position and results of operations.

Note 11 – Subsequent Event

On March 24, 2006, the Company executed a letter of intent to acquire Terrabyte, LLC (“Terrabyte”), an oil and gas exploration company headquartered in Allegan, Michigan. The letter of intent anticipates an initial exchange of 5,000,000 shares of the Company for 100% of Terrabyte. On completion of the pilot project, 5,000,000 additional shares of the Company will be issued to the owners of Terrabyte on a reserve confirmation of 1 million barrels of recoverable oil. An additional 2.5 shares will be issued for each barrel in excess of 1 million barrels. The Company is committed to complete a financing in a gross amount of no less than $10,000,000 of which $1,500,000 must be completed prior to closing the transaction and $1,500,000 within 90 days of closing. The remaining $7,000,000 is to be raised within 18 months of completing the transaction. The closing date for the Company’s acquisition of Terrabyte is anticipated for May 26, 2006.

STAR ENERGY CORPORATION

SCHEDULE OF SUPPLEMENTARY

INFORMATION ON OIL AND GAS OPERATIONS

December 31, 2005 AND 2004

Capitalized Costs Relating to Gas Producing Activities

                                                                                      2005              2004

Proved oil and gas properties and related equipment                             $      56,250           90,000
Unproved oil and gas properties                                                         -                 -
Capitalized costs related to asset retirement obligation                                1,125            2,000

         Subtotal                                                                      57,375           92,000

Accumulated depreciation, depletion and amortization
 and valuation allowances                                                              (9,034)          (7,040)

                                                                                $      48,341           84,960

                 Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities

                                                                                      2005              2004

Acquisition of properties:
         Proved                                                                 $       -               -
         Unproved                                                               $       -               -
         Exploration costs                                                      $       -               -
         Development costs                                                      $       -               -

STAR ENERGY CORPORATION

SCHEDULE OF SUPPLEMENTARY

INFORMATION ON OIL AND GAS OPERATIONS

December 31, 2005 AND 2004

Results of Operations for Producing Activities

Oil and gas - sales                                                             $      55,851           43,247
Production costs net of reimbursements                                                (26,298)         (20,278)
Exploration costs                                                                       -                 -
Depreciation, depletion and amortization
   and valuation provisions                                                            (6,111)          (4,040)

Net income before income taxes                                                         23,442           18,929

Provision for income taxes                                                             (3,500)          (3,000)

Results of operations from producing activities
 (excluding corporate overhead and interest costs)                              $      19,942           15,929

STAR ENERGY CORPORATION

SCHEDULE OF SUPPLEMENTARY

INFORMATION ON OIL AND GAS OPERATIONS

December 31, 2005 AND 2004

Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon on appraisal of the proved developed properties by H. Ilkin Bilgesu Ph.D., P.E. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

                                                                          2005                       2004
                                                                     Oil          Gas          Oil          Gas
                                                                   (bbls)        (mcf)       (bbls)        (mcf)
Proved developed and undeveloped reserves:
  Beginning of year                                                  -         161,252         -         163,661
  Revision in previous estimates                                     -          (8,867)        -           4,893
  Discoveries and extension                                          -            -            -          -
  Purchase in place                                                  -            -            -          -
  Production                                                         -          (6,968)        -          (7,302)
  Sales or abandonment of wells                                     -          (57,857)        -          -

  End of year                                                        -          87,560         -         161,252

All of the Company’s reserves are proved developed reserves.

STAR ENERGY CORPORATION

SCHEDULE OF SUPPLEMENTARY

INFORMATION ON OIL AND GAS OPERATIONS

December 31, 2005 AND 2004

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas

Reserves (Unaudited)

                                                                                      2005              2004

Future cash inflows                                                          $        690,000        1,061,000
Future production and development costs                                              (509,000)        (628,000)
Future asset retirement obligation                                                     (2,000)          (4,000)
Future income tax expenses                                                            (36,000)         (86,000)

                                                                                      143,000          343,000

10% annual discount for estimated timing of cash flows                                (56,000)        (205,000)

Standardized measure of discounted future net cash flows                     $         87,000          138,000

The preceding table sets forth the estimated future net cash flows and related present value, discounted at a 10% annual rate, from the Company’s proved reserves of oil, condense and gas. The estimated future net revenue is computed by applying the year end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, without actual long-term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

STAR ENERGY CORPORATION

SCHEDULE OF SUPPLEMENTARY

INFORMATION ON OIL AND GAS OPERATIONS

December 31, 2004 AND 2003

Changes in the Standardized Measure of

Discounted Future Cash Flows (Unaudited)

Balance, beginning of year                                                      $     138,000          102,000
Sales of oil and gas produced net of production costs                                 (29,000)         (23,000)
Net changes in prices and production costs                                             60,000           58,000
Extensions and discoveries, less related costs                                          -               -
Purchase and sales of minerals in place                                                 -               -
Revisions of estimated development costs                                                -               -
Revisions of previous quantity estimate                                               (37,000)          24,000
Sale or abandonment of wells                                                         (109,000)          -
Accretion of discount                                                                  14,000           10,000
Net changes in income taxes                                                            50,000          (33,000)

Balance, end of year                                                            $      87,000          138,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Star has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Star’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized Star has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The following individual constitutes all of Star’s executive officers and directors as of March 27, 2006.

         Name                                        Age                        Position

         Dr. Nafi Onat                               59                         Chief Executive Officer and Director

         Ruairidh Campbell                           42                        Chief Financial Officer,
                                                                               Principal
                                                                               Accounting Officer and Director

Dr. Nafi Onat was appointed as an officer and director of Star on November 25, 2002. He estimates that he will spend approximately 5 hours per month, on Star’s business during the next 12 months. Dr. Onat will serve until the next annual meeting of Star’s shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Dr. Onat graduated from the Middle East Technical University with Bachelor of Science and Master of Science degrees in Petroleum Engineering and then from the Colorado School of Mines with a Doctorate in Petroleum Engineering. Dr. Nafi’s experience includes the position of manger of operations for Wenner Petroleum Corporation, a Denver based oil and gas producer and as a consultant for Resource Services International, a petroleum engineering consulting firm located in Denver. Since 1997, Dr. Onat has worked as a consultant for his own consulting firm, Sure Engineering, L.L.C. Dr. Onat’s current consulting work includes domestic and international coal bed methane projects, reserve evaluations, well completions and production optimization.

Ruairidh W. Campbell was elected as an officer and director of Star on December 10, 1999. He estimates that he will spend approximately 10 hours per month on Star’s business during the next 12 months. Mr. Campbell also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies: Allied Resources Inc., an oil and gas production company from June 1998 to present (president, chief financial officer, director), InvestNet, Inc. a mineral resource exploration company from February 2000 until March 2004 (president and chief financial officer until December 2003, director until March 2004), Montana Mining Corp. a mineral exploration company from December 1999 to present (chief executive officer, chief financial officer and director, NovaMed, Inc., a manufacturer of medical devices from 1995 to August 2003 (president, chief financial officer, director), EnterNet, Inc. an internet vitamin retailer from February 2000 to July 2001 (president, chief financial officer, director) and Bren-Mar Resources, Ltd., a mineral resource development company from April 1995 to May 2001 (president, chief financial officer, director).

No other persons are expected to make any significant contributions to Star who are not executive officers or directors of Star.

Board of Directors Committees

The board of directors has not established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, Star would be required to establish an audit committee.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. Star does not believe that it will adopt a provision for compensating directors in the future.

Code of Ethics

Star has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Star has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, Star’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting Star.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Star, the Star is aware of certain persons who during the fiscal year ended December 31, 2004 were directors, officers, or beneficial owners of more than ten percent of the common stock of Star who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year as follows:

o	Dr. Nafi Onat failed to timely file a Form 3 or Form 5 disclosing his appointment as a director and as an officer of the Star.

o	Ruairidh Campbell failed to timely file a Form 3, Form 4 or Form 5 disclosing his appointment as a director, an officer and beneficial owner of more than ten percent of Star.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and non-cash compensation paid or accrued by Star to or on behalf of the president and the only other employee to receive compensation in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE

-------------------------------- -------------------------------- -------------------------------------------------------
                                       Annual Compensation                        Long Term Compensation
                                                                  -------------------------------------------------------
----------------------------------------------------------------- --------------------------- ---------------------------
                                                                            Awards                     Payouts
------------------------- ------ -------- -------- -------------- ------------- ------------- ----------- ---------------
                                                                                 Securities
                                                                   Restricted    Underlying
                                                   Other Annual      Stock        Options     LTIP          All Other
   Name and Principal            Salary    Bonus   Compensation     Award(s)        SARs       payouts     Compensation
        Position          Year     ($)      ($)         ($)           ($)           (#)          ($)           ($)
------------------------- ------ -------- -------- -------------- ------------- ------------- ----------- ---------------
------------------------- ------ -------- -------- -------------- ------------- ------------- ----------- ---------------
     Dr. Nafi Onat,       2005      -        -           -             -             -            -             -
Chief Executive Officer   2004      -        -           -             -             -            -             -
      and Director        2003      -        -           -             -             -            -             -

------------------------- ------ -------- -------- -------------- ------------- ------------- ----------- ---------------
   Ruairidh Campbell      2005   12,000      -           -             -             -            -             -
Chief Financial Officer   2004      -        -           -             -             -            -             -
      and Director        2003      -        -           -             -             -            -             -

------------------------- ------ -------- -------- -------------- ------------- ------------- ----------- ---------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2006 the number and percentage of outstanding shares of common stock which, according to the information supplied to Star, that were beneficially owned by (i) each current director of Star, (ii) each current executive officer of Star, (iii) all current directors and executive officers of Star as a group, and (iv) each person who, to the knowledge of Star, is the beneficial owner of more than 5% of Star’s outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

-------------------- ------------------------------------- --------------------------------- -----------------------
  Title of Class     Name And Address of Beneficial Owner               Number                  Percent of Class
-------------------- ------------------------------------- --------------------------------- -----------------------
-------------------- ------------------------------------- --------------------------------- -----------------------
   Common Stock         Dr. Nafi Onat, chief executive                  25,000                     less than 1%
                             officer and director
                            8268 S. Jasmine Court
                          Englewood, Colorado 80112
-------------------- ------------------------------------- --------------------------------- -----------------------
                      Ruairidh Campbell, chief financial
                             officer and director
                              3310 Werner Avenue
   Common Stock              Austin, Texas 78722                      3,250,000                      10.3%
-------------------- ------------------------------------- --------------------------------- -----------------------
-------------------- ------------------------------------- --------------------------------- -----------------------
   Common Stock           All Executive Officers and                  3,275,000                      10.3%
                             Directors as a Group
-------------------- ------------------------------------- --------------------------------- -----------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, Star paid Ruairidh Campbell $12,000 for his services as chief financial officer. Star has an ongoing obligation to him totaling $2,000 per month.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to Star in connection with its annual report for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed by Jones Simkins, P.C. for the audit of Star’s annual financial statements and a review of Star’s quarterly financial statements were $12,000 and $6,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to Star no fees in each of 2005 and 2004 for professional services that are reasonably related to the audit or review of Star’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to Star fees of $570 in 2005 and $700 in 2004 for professional services rendered in connection with the preparation of Star’s tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed Star no fees in each of 2005 and 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

Star does not have a standing audit committee. Therefore, all services provided to Star by Jones Simkins, P.C. as detailed above, were pre-approved by Star’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2006.

Star Energy Corporation

/s/ Dr. Nafi Onat

Name: Dr. Nafi Onat

Title: Chief Executive Officer

/s/ Ruairidh Campbell

Name: Ruairidh Campbell

Title: Chief Financial Officer and Principal Accounting Officer

Signature                                      Title                                            Date

                                                      Director                                       March 28, 2006

/s/ Dr. Nafi Onat

Dr. Nafi Onat

                                                      Director                                       March 28, 2006

/s/ Ruairidh Campbell

Ruairidh Campbell

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