Form 10QSB
period 2006-03-31
STAR ENERGY CORP
filed 2006-05-12
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 .

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 11, 2006 was 31,562,500.

PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the terms “Star,” “we,” “our”, and “us” refer to Star Energy Corporation, a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                              STAR ENERGY CORPORATION
                                                   BALANCE SHEETS

                                                                              March 31,           December 31,
                                                                                 2006                 2005
                               ASSETS                                        (Unaudited)            (Audited)
                                                                           -----------------    ------------------

Current assets:
   Cash                                                                 $            21,736                13,975

   Accounts receivable                                                               12,497                 8,291

   Prepaid expense                                                                        -                 1,900

   Deposit - intent of business combination                                          25,000                     -
                                                                           -----------------    ------------------

     Total current assets                                                            59,233                24,166

Oil and gas properties, net (successful efforts method)                              47,396                48,341
                                                                           -----------------    ------------------

        Total assets                                                    $           106,629                72,507
                                                                           =================    ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                     $            14,448                 1,565

   Note payable                                                                      30,000                     -
                                                                           -----------------    ------------------

     Total current liabilities                                                       44,448                 1,565
                                                                           -----------------    ------------------

Asset retirement obligation                                                           1,337                 1,327
                                                                           -----------------    ------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares

      authorized, no shares issued and outstanding                                        -                     -
   Common stock, $.001 par value, 225,000,000 shares
      authorized, 31,562,500 shares issued and outstanding                           31,563                31,563
   Additional paid-in capital                                                        77,363                77,363
   Accumulated deficit                                                             (48,082)              (39,311)
                                                                           -----------------    ------------------

     Total stockholders' equity                                                      60,844                69,615
                                                                           -----------------    ------------------

        Total liabilities and stockholders' equity                      $           106,629                72,507
                                                                           =================    ==================

                     The accompanying notes are an integral part of these financial statements

                                              STAR ENERGY CORPORATION
                                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                   Three Months Ended March 31, 2006 and 2005

                                                                         2006                       2005
                                                                -----------------------    -----------------------

Oil and gas revenues                                        $                   14,576                     10,093
                                                                -----------------------    -----------------------

Operating expenses:
    Production costs                                                             3,989                      3,764
    Depletion and amortization expense                                             945                        875
    General and administrative costs                                            18,413                      9,490
                                                                -----------------------    -----------------------

                                                                                23,347                     14,129
                                                                -----------------------    -----------------------

         Income (loss) from operations                                         (8,771)                    (4,036)

Provision for income taxes                                                           -                          -
                                                                -----------------------    -----------------------

         Net income  (loss)                                 $                  (8,771)                    (4,036)
                                                                =======================    =======================

Income per common share -
   basic and diluted                                        $                        -                          -
                                                                =======================    =======================

Weighted average common shares -
  basic and diluted                                                         31,562,500                 31,562,500
                                                                =======================    =======================

                     The accompanying notes are an integral part of these financial statements

                                               STAR ENERGY CORPORATION
                                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                     Three months ended March 31, 2006 and 2005

                                                                                     2006                 2005
                                                                               -----------------    ------------------
Cash flows from operating activities:

   Net loss                                                                $            (8,771)               (4,036)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:

         Depletion and amortization                                                         945                   875

         Accretion expense                                                                   10                    16
         (Increase) decrease in:

           Accounts receivable                                                          (4,206)               (1,532)

           Prepaid expense                                                                1,900                 1,642

         Increase in accounts payable                                                    12,883                 4,881
                                                                               -----------------    ------------------

              Net cash provided by operating activities                                   2,761                 1,846
                                                                               -----------------    ------------------

Cash flows from investing activities:

   Deposit - intent of business combination                                            (25,000)                     -
                                                                               -----------------    ------------------

              Net cash used in investing activities                                    (25,000)                     -
                                                                               -----------------    ------------------

Cash flows from financing activities:

   Proceeds from note payable                                                            30,000                     -
                                                                               -----------------    ------------------

              Net cash provided by financing activities                                  30,000                     -
                                                                               -----------------    ------------------

              Net increase in cash                                                        7,761                 1,846

Cash, beginning of period                                                                13,975                17,542
                                                                               -----------------    ------------------

Cash, end of period                                                        $             21,736                19,388
                                                                               =================    ==================

                     The accompanying notes are an integral part of these financial statements

STAR ENERGY CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2006

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Star’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which Star believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 – Deposit — Intent of Business Combination

On March 24, 2006, Star entered into a letter of intent to purchase Terrabyte, LLC, a privately held company headquartered in Allegan, Michigan. The letter of intent anticipates an initial issuance of 5,000,000 shares of Star’s common stock to the owners of Terrabyte to be increased to 10,000,000 shares should a pilot evaluation program determine that in excess of 1,000,000 barrels of recoverable oil exists in Terrabyte’s underlying leasehold properties. Recoverable oil in excess of 1,000,000 barrels will further entitle the owners of Terrabyte to an additional 2½ shares for each barrel of oil over 1,000,000 barrels. Finally, the letter of intent also anticipates the grant of options to the owners of Terrabyte to purchase 3 additional shares of Star’s common stock at an exercise price defined on the closing date of the definitive agreement for each barrel of oil in excess of that determined on completion of the pilot evaluation program.

Star has 90 days from the closing date, to satisfy financing obligations. Should Star fail to fulfill its financing obligations, ownership of Terrabyte will revert to the original owners. Further, should the pilot evaluation program fail to determine a minimum reserve of 1,000,000 barrels of recoverable oil, Star will have the option to either continue the development of Terrabyte leasehold interests or return Terrabyte to its original owners. Star is yet to sign a definitive agreement in connection with the letter of intent.

Note 3 – Note Payable

Note payable to an unrelated party is non-interest bearing, unsecured, and due on demand.

Note 4 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in Star’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” and “Risk Factors” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year ends December 31.

Business

Star is an independent oil and natural gas producer involved in the exploration, development, production and sale of gas derived from properties located in Webb County, West Texas.

We currently realize production from a total of five oil and gas wells each with a 15% working interest and a 12% net revenue interest. The wells are on five separate parcels of land spread over 425 acres of the Galvan Ranch. Depth of the producing intervals varies from 5,800 to 6,800 ft within the Olmos sand reservoir. The producing interval within the Olmos sand reservoir where Star’s wells are located has an average thickness ranging from 75 to 100 feet with an average porosity ranging from 10 to 14%.

Strategy

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

The letter of intent anticipates an initial issuance of 5,000,000 shares of Star’s common stock to the owners of Terrabyte to be increased to 10,000,000 shares should a pilot evaluation program determine that in excess of 1,000,000 barrels of recoverable oil exists in Terrabyte’s underlying leasehold properties. Recoverable oil in excess of 1,000,000 barrels will further entitle the owners of Terrabyte to an additional 2½ shares for each barrel of oil over 1,000,000 barrels. Finally, the letter of intent also anticipates the grant of options to the owners of Terrabyte to purchase 3 additional shares of the Star’s common stock at an exercise price defined on the closing date of the definitive agreement for each barrel of oil in excess of that determined on completion of the pilot evaluation program.

Star has 90 days from the closing date, to satisfy financing obligations. Should Star fail to fulfill its financing obligations, ownership of Terrabyte will revert to the original owners. Further, should the pilot evaluation program fail to determine a minimum reserve of 1,000,000 barrels of recoverable oil, Star will have the option to either continue the development of Terrabyte leasehold interests or return Terrabyte to its original owners. Star is yet to sign a definitive agreement in connection with the letter of intent.

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

Star’s financial condition, results of operations and the carrying value of its natural gas properties depends primarily upon the prices it receives for natural gas production and the quantity of that production. Natural gas prices historically have been volatile and are likely to continue to be volatile in the future. This price volatility can immediately affect Star’s available cash flow which can in turn impact the availability of net cash flow for operations and future capital expenditures. A drop in oil and natural gas prices could also incur a write down of the carrying value of our properties as can a decrease in production. Star’s future success will depend on the level of gas prices and the quantity of its production. Since production leads to the depletion of gas reserves, Star’s ability to develop or acquire additional economically recoverable oil and gas reserves is vital to its future success. Unless Star can obtain such additional reserves, its current production will continue to decline which will lead to a significant reduction in revenue.

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

Results of Operations

During the three month period ended March 31, 2006, Star was engaged in evaluating the operating efficiencies of the purchased wells, overseeing the operation of its gas assets, and involved in negotiating and drafting the letter of intent and an agreement pertaining to the intended acquisition of Terrabyte. The operation and maintenance of Star’s gas operations is wholly dependent on the services provided by Lewis. While the services provided by Lewis have proven adequate, the fact that Star is dependent on the operations of a third party to maintain its operations and produce revenue can restrict its ability to sustain net income.

------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Three Months Ended March 31,                                        2006            2005       Change      % Change
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Average Daily Production
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
   Oil (bbls/day)                                                         -               -            -           0%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
   Natural gas (mcf/day)                                                 19              18            1           6%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
   Barrels of oil equivalent (boe/day)                                    3               3            0           6%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Profitability
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Petroleum and natural gas revenue                            $       14,576  $       10,093        4,483          44%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Production and operating costs                                        3,989           3,764          225           6%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Field netback                                                        10,587           6,329        4,258          67%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
GandA                                                                18,413           9,490        8,923          94%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Financing                                                                 -               -            -           0%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Loss before depletion, amortization and income taxes                 (7,826)         (3,161)      (4,665)         148%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Depletion, depreciation and other charges                               945             875           70           8%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Future income taxes                                                       -               -            -           0%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Net earnings from operations                                 $      (8,771)  $      (4,036)      (4,735)         117%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Profitability per boe
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Oil and gas revenue (average selling price)                           50.72           36.68        14.04          38%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Production and operating costs                                        13.88           13.68         0.20           1%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Field netback ($/boe)                                                 36.84           23.00        13.84          60%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Net earnings ($/boe)                                                (30.52)         (14.67)      (15.85)         108%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Loss before depletion, amortization and income taxes ($/boe)        (27.23)         (11.49)      (15.74)         137%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Three month periods ended March 31, 2006 and 2005

Gross Revenue

Gross revenue for the three month period ended March 31, 2006 was $14,576 as compared to $10,093 for the comparable period ended March 31, 2005, an increase of 44%. The increase in gross revenue over the comparative three and nine month periods can be attributed to an increase in the prices realized for gas production over the respective periods. Star expects to maintain relatively consistent gross revenues over future periods due to increases in gas prices which Star expects to offset decreasing production.

Net Losses

Net losses for the three month period ended March 31, 2006 were $8,771 as compared to a net loss of $4,036 for the comparable period ended March 31, 2005, an increase of 117%. The increase of net losses over the comparative three month periods can be attributed to an increase in general and administrative expenses. Star expects to continue to realize nets losses over future periods until such time as revenues increase through increases in current production or the acquisition of additional production.

Expenses

General and administrative expenses for the three month period ended March 31, 2006 increased to $18,413 from $9,490 for the comparable period ended March 31, 2005, an increase of 94%.The increase in general administrative expenses over the three month comparative periods is primarily attributed to consulting fees and professional fees in the current period. Star anticipates that general and administrative expenses will remain relatively consistent over the next three month period but does anticipate an increase in general and administrative expenses during the third quarter of this year in the event the acquisition of Terrabyte, LLC is concluded.

Production costs for the three month period ended March 31, 2006 increased to $3,989 from $3,764 for the comparable period ended March 31, 2005, an increase of 6%. Direct production expenses include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The increase in production costs over the three month comparative periods can be attributed to inflationary pressures on services provided by Lewis. Star expects that productions costs will continue to increase in future periods.

Depletion expenses for the three month periods ended March 31, 2006, and March 31, 2005 were $945 and $875 respectively.

Income Tax Expense (Benefit)

Star has an income tax benefit resulting from operations that will offset any operating profit.

Impact of Inflation

Star believes that inflation has had a negligible effect on operations over the past three years. Star believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

        Cash flow provided by in operations for the three month period ended March 31, 2006 was $2,761 as compared to cash flow provided by operations of $1,846 for the comparable period ended March 31, 2005. The increase in cash flow provided by operations over the comparative three month periods is primarily attributed to an increase in accounts payable. Star expects that cash flow will be provided by operations in future periods.

Cash flow used in investing activities for the three month period ended March 31, 2006 was $25,000 as compared to $0 for the three month period ended March 31, 2005. Cash flow used in investing activities in the current three month period constituted a payment to Terrabyte under the terms and conditions of the letter of intent that will be credited against Star’s financing obligations on closing a definitive agreement to acquire Terrabyte.

Cash flow provided by financing activities was $30,000 for the three month period ended March 31, 2006 as compared to cash flow provided by financing activities of $0 for the three month period ended March 31, 2005. The financing in the current three month period took the form of a loan payable to an unrelated party that is non-interest bearing, unsecured, and due on demand.

Star has a working capital surplus of $14,785 as of March 31, 2006 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Existing working capital and anticipated cash flow are expected to be sufficient to fund current operations in 2006.

However, existing working capital and anticipated cash flow is not enough to satisfy those financing obligations incumbent on Star under the terms of the letter of intent. Star is committed to completing an equity placement of its common shares to satisfy financing commitments to Terrabyte but can offer no assurance that it will be able to realize sufficient capital to finance the acquisition.

Star had no lines of credit or other bank financing arrangements as of March 31, 2006. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at period end.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Management’s Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o        the sufficiency of existing capital resources;
o        our ability to raise additional capital to fund cash requirements for future operations;
o        our ability to maintain sufficient energy reserves to fund and maintain operations;
o        uncertainties related to the Star's future business prospects with Terrabyte;
o        the volatility of the stock market; and
o        general economic conditions.

We wish to caution readers that the Star’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 3.           CONTROLS AND PROCEDURES

The Star’s chief executive officer and the Star’s chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Star.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Star has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. Star should address these concerns at the earliest possible opportunity.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May, 2006.

STAR ENERGY CORPORATION

/s/ Dr. Nafi Onat

Dr. Nafi Onat

Chief Executive Officer

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Financial Officer and Principal Accounting Officer

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