Form 10QSB
period 2006-06-30
STAR ENERGY CORP
filed 2006-08-14
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


                        Commission file number: 000-29325


                             STAR ENERGY CORPORATION
                             -----------------------
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

                                  Yes X    No
                                     ---      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes      No  X
                                      ---     ---


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of August 11, 2006 was 31,562,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.............................................3

     Unaudited Balance Sheet as of June 30, 2006..........................4

     Unaudited Statement of Operations for the three and six months ended June 30, 2006 and 2005.........................................5

     Unaudited Statement of Cash Flows for the six months
     ended June 30, 2006 and 2005.........................................6

     Notes to the Unaudited Financial Statements..........................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.............................8

ITEM 3.  CONTROLS AND PROCEDURES..........................................15

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES..........................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS............16

ITEM 5.  OTHER INFORMATION................................................16

ITEM 6.  EXHIBITS.........................................................16

SIGNATURES................................................................17

INDEX TO EXHIBITS.........................................................18

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the terms "Star," "we," "our", and "us" refer to Star Energy Corporation, a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                            STAR ENERGY CORPORATION
                                 BALANCE SHEETS

                                                             June 30,  December 31,
                                                               2006       2005
                              ASSETS                       (Unaudited)  (Audited)
                                                           ----------  ----------
Current assets:
 Cash                                                        $  2,998      13,975
 Accounts receivable                                            5,627       8,291
 Prepaid expense                                                 --         1,900
                                                             --------    --------

 Total current assets                                           8,625      24,166

Oil and gas properties, net (successful efforts method)        46,512      48,341
                                                             --------    --------

  Total assets                                               $ 55,137      72,507
                                                             ========    ========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                            $  7,152       1,565
 Note payable                                                  30,000        --
                                                             --------    --------

 Total current liabilities                                     37,152       1,565
                                                             --------    --------

Asset retirement obligation                                     1,347       1,327
                                                             --------    --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding               --          --
   Common stock, $.001 par value, 225,000,000 shares
      authorized, 31,562,500 shares issued and outstanding     31,563      31,563
   Additional paid-in capital                                  77,363      77,363
   Accumulated deficit                                        (92,288)    (39,311)
                                                             --------    --------

 Total stockholders' equity                                    16,638      69,615
                                                             --------    --------

  Total liabilities and stockholders' equity                 $ 55,137      72,507
                                                             ========    ========


    The accompanying notes are an integral part of these financial statements

                             STAR ENERGY CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                             Three Months Ended              Six months ended
                                                   June 30,                      June 30,
                                        ----------------------------    ----------------------------
                                            2006            2005            2006            2005
                                        ------------    ------------    ------------    ------------

Oil and gas revenues                    $     10,445          14,928          25,021          25,021
                                        ------------    ------------    ------------    ------------

Operating expenses:
   Production costs                            7,373          12,937          11,362          16,701
   Depletion and amortization expense            884           1,108           1,829           1,983
   General and administrative costs           46,394           6,051          64,807          15,541
                                        ------------    ------------    ------------    ------------

                                              54,651          20,096          77,998          34,225
                                        ------------    ------------    ------------    ------------

          Loss from operations               (44,206)         (5,168)        (52,977)         (9,204)


Provision for income taxes                      --              --              --              --
                                        ------------    ------------    ------------    ------------

          Net loss                      $    (44,206)         (5,168)        (52,977)         (9,204)
                                        ============    ============    ============    ============


Loss per common share -

   basic and diluted                    $       --              --              --              --
                                        ============    ============    ============    ============

Weighted average common shares -
  basic and diluted                       31,562,500       6,313,000      31,562,500       6,313,000
                                        ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                             STAR ENERGY CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                           Six months ended
                                                                June 30,
                                                          --------------------
                                                            2006        2005
                                                          --------    --------
Cash flows from operating activities:
   Net loss                                               $(52,977)     (9,204)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depletion and amortization                          1,829       1,983
         Accretion expense                                      20          32
         Decrease in:
          Accounts receivable                                2,664         441
          Prepaid expense                                    1,900       1,642
         Increase (decrease) in:
          Accounts payable                                   5,587        (560)
                                                          --------    --------

         Net cash used in operating activities             (40,977)     (5,666)
                                                          --------    --------

Cash flows from investing activities:                         --          --
                                                          --------    --------


Cash flows from financing activities:
 Proceeds from note payable                                 30,000        --
                                                          --------    --------

              Net cash provided by financing activities     30,000        --
                                                          --------    --------

         Net decrease in cash                              (10,977)     (5,666)

Cash, beginning of period                                   13,975      17,542
                                                          --------    --------

Cash, end of period                                       $  2,998      11,876
                                                          ========    ========





    The accompanying notes are an integral part of these financial statements

                             STAR ENERGY CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2006


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 - Note Payable

Note payable to an unrelated party is non-interest bearing, unsecured, and due on demand.

Note 3 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" and "Risk Factors" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year ends December 31.

Business

Star is an independent oil and natural gas producer involved in the exploration, development, production and sale of gas derived from properties located in Webb County, West Texas.

We currently realize production from a total of five oil and gas wells each with a 15% working interest and a 12% net revenue interest. The wells are on five separate parcels of land spread over 425 acres of the Galvan Ranch. Depth of the producing intervals varies from 5,800 to 6,800 ft within the Olmos sand reservoir. The producing interval within the Olmos sand reservoir where Star's wells are located has an average thickness ranging from 75 to 100 feet with an average porosity ranging from 10 to 14%.

On March 24, 2006 Star executed a letter of intent to acquire Terrabyte, LLC, an oil and gas exploration company headquartered in Allegan, Michigan. Subsequent to the three month period ended June 30, 2006, Star announced that the parties had not been able to reach a mutually acceptable definitive agreement and had ended all further negotiations.

Strategy

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

Results of Operations

During the six month period ended June 30, 2006, Star was engaged in evaluating the operating efficiencies of the purchased wells, overseeing the operation of its gas assets, and involved in negotiating and drafting the letter of intent and an agreement pertaining to Star's former intention to acquire Terrabyte, LLC.

The operation and maintenance of Star's gas operations is wholly dependent on the services provided by Lewis. While the services provided by Lewis have proven adequate, the fact that Star is dependent on the operations of a third party to maintain its operations and produce revenue can restrict its ability to sustain net income.


------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Six Months Ended June 30,                                           2006            2005       Change      % Change
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Average Daily Production
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
   Oil (bbls/day)                                                         -               -            -           0%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
   Natural gas (mcf/day)                                                 18              21          (2)         -11%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
   Barrels of oil equivalent (boe/day)                                    3               4          (1)         -23%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Profitability
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Petroleum and natural gas revenue                            $       25,021  $       25,021            -           0%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Production and operating costs                                       11,362          16,701      (5,339)         -32%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Field netback                                                        13,659           8,320        5,339          64%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
G&A                                                                  64,807          15,541       49,266         317%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Financing                                                                 -               -            -           0%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Loss before depletion, amortization & income taxes                 (51,148)         (7,221)     (43,927)         608%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Depletion, depreciation and other charges                             1,829           1,983           70           4%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Future income taxes                                                       -               -            -           0%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Net earnings from operations                                 $     (52,977)  $      (9,204)     (43,773)         476%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Profitability per boe
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Oil and gas revenue (average selling price)                           45.02           39.72         5.30          13%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Production and operating costs                                        20.44           26.51       (6.07)         -23%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Field netback ($/boe)                                                 24.58           13.21        11.37          86%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Net earnings ($/boe)                                                (95.32)         (14.61)      (80.71)         552%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------
Loss before depletion, amortization & income taxes ($/boe)          (92.03)         (11.46)      (80.57)         703%
------------------------------------------------------------ --- ----------- --- ----------- ------------ ------------

Three and six month periods ended June 30, 2006 and 2005

Gross Revenue

Gross revenue for the three month period ended June 30, 2006 was $10,445 as compared to $14,928 for the comparable period ended June 30, 2005, a decrease of 30%. Gross revenue for the six month period ended June 30, 2006 was $25,021 as compared to $25,021 for the comparable period ended June 30, 2005. The decrease in gross revenue over the comparative three month periods can be attributed to a decrease in the prices realized for gas production over the respective periods. Star expects to maintain relatively consistent gross revenues over future periods due to gradual increases in gas prices which Star expects to offset decreases in production.

Net Income/Loss

Net loss for the three month period ended June 30, 2006 was $44,206 as compared to net loss of $5,168 for the comparable period ended June 30, 2005, an increase of 755%. Net loss for the six month period ended June 30, 2006 was $52,977 as compared to net loss of $9,204 for the comparable period ended June 30, 2005, an increase of 476%. The increase of net loss over the comparative three and six month periods can be primarily attributed to an increase in general and administrative expenses. Star expects to decrease net losses over future periods.

Expenses

General and administrative expenses for the three month period ended June 30, 2006 increased to $46,394 from $6,051 for the comparable period ended June 30, 2005, an increase of 667%. General and administrative expenses for the six month period ended June 30, 2006 increased to $64,807 from $15,541 for the comparable period ended June 30, 2005, an increase of 317%. The increases in general administrative expenses over the three and six month comparative periods are primarily attributed to costs associated with the intended acquisition of Terrabyte, LLC which included a $25,000 deposit paid to Terrabyte, LLC during the current period. Star anticipates that general and administrative expenses will decrease over future periods.

Production costs for the three month period ended June 30, 2006 decreased to $7,373 from $12,937 for the comparable period ended June 30, 2005, a decrease of 43%. Production costs for the six month period ended June 30, 2006 decreased to $11,362 from $16,701 for the comparable period ended June 30, 2005, a decrease of 32%. Direct production expenses include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the three and six month comparative periods can be attributed to a decrease in maintenance expenses incurred by Lewis. Star expects that productions costs will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended June 30, 2006, and June 30, 2005 were $884 and $1,108 respectively. Depletion expenses for the six month periods ended June 30, 2006 and June 30, 2005 were $1,829 and $1,983 respectively.

Income Tax Expense (Benefit)

Star has an income tax benefit resulting from operations that will offset any operating profit.

Impact of Inflation

Star believes that inflation has had a negligible effect on operations over the past three years. Star believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations for the six month period ended June 30, 2006 was $40,977 as compared to cash used in operations of $5,666 for the comparable period ended June 30, 2005. The increase in cash flow used in operations over the comparative six month periods is primarily attributed to the increase in net loss due to an increase in general and administrative costs associated with the intended acquisition of Terrabyte, LLC. Star may continue to use cash flow in operations in future periods.

Cash flow used in investing activities for the six month period ended June 30, 2006 was $0 as compared to $0 for the six month period ended June 30, 2005.

Cash flow provided by financing activities was $30,000 for the six month period ended June 30, 2006 as compared to cash flow provided by financing activities of $0 for the six month period ended June 30, 2005. The cash flow provided by financing activities in the current period is attributed to a note payable.

Star has a working capital deficit of $28,527 as of June 30, 2006 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. Anticipated cash flow may be sufficient to fund operations in 2006. However there can be no assurance that Star will generate sufficient cash flows to fund operations. Star had no lines of credit or other bank financing arrangements as of June 30, 2006. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end.

Star has no defined benefit plan or contractual commitment with any of its officers or directors.

Star has no current plans for the purchase or sale of any plant or equipment.

Star has no current plans to make any changes in the number of employees.

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to the Financial Statements included with Star's Form 10-KSB for the year ended December 31, 2005, Star (i) follows the successful efforts method of accounting for the costs of its gas properties, (ii) amortizes such costs using the units of production method, and (iii) evaluates its proven properties for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of gas properties as well as non-cash charges to operations that would not affect cash flows.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled "Management's Discussion and Analysis", with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

      o     the sufficiency of existing capital resources;
      o our ability to raise additional capital to fund cash requirements for future operations;
      o our ability to maintain sufficient energy reserves to fund and maintain operations;
      o uncertainties related to Star's future business prospects with possible future acquisitions;
      o the volatility of the stock market; and o general economic conditions.

We wish to caution readers that Star's operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Since our inception in 1999, our expenses have often exceeded our income, resulting in losses and an accumulated deficit of $39,311 at December 31, 2005, which accumulated deficit increased to $92,288 at June 30, 2006. We may continue to incur operating losses as revenues are likely to decline from depleted gas resources and expenses are likely to increase with aging wells. Our only expectation of future profitability is dependent upon our ability to acquire additional production revenue through exploration, development or acquisition. Star's success in this endeavor can in no way be assured.

Natural gas prices are volatile. Any substantial decrease in prices would adversely affect our financial results.

Star's future financial condition, results of operations and the carrying value of its natural gas properties depend primarily upon the prices it receives for natural gas production. Natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Star's cash flow from operations is highly dependent on the prices that it receives for natural gas. This price volatility also affects the amount of Star's cash flow available for capital expenditures and its ability to borrow money or raise additional capital. The prices for natural gas are subject to a variety of additional factors that are beyond Star's control. These factors include:

- the level of consumer demand for natural gas;
- the domestic supply of natural gas;
- domestic governmental regulations and taxes;
- the price and availability of alternative fuel sources;
- weather conditions;
- market uncertainty;

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

Star's future performance depends on its ability to find or acquire additional oil or natural gas reserves.

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

The operation and maintenance of Star's natural gas operations is wholly dependent on an independent local operator, Lewis. While the services provided by Lewis in the past have proven adequate for the successful operation of Star's natural gas wells, the fact that Star is dependent on operations of a third party to produce revenue from its natural gas assets could restrict its ability to generate a net profit on operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 3.  CONTROLS AND PROCEDURES

Star's chief executive officer and Star's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for Star.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 of this Form 10-QSB, and are incorporated herein by this reference.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of August, 2006.


STAR ENERGY CORPORATION


/s/ Marcus Segal
-----------------------------
Marcus Segal
Chief Executive Officer and Director


/s/ Ruairidh Campbell
-----------------------------
Ruairidh Campbell
Chief Financial Officer, Principal Accounting Officer and Director

                                INDEX TO EXHIBITS

Exhibit   Page
No.        No.    Description
--         --     -----------

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

31(a)      19     Certification of the Chief Executive Officer pursuant
                  to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)      20     Certification of the Chief Financial Officer pursuant
                  to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)      21     Certification of the Chief Executive Officer pursuant
                  to 18 U.S.C. Section 1350 as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.

32(b)      22     Certification of the Chief Financial Officer pursuant
                  to 18 U.S.C. Section 1350 as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.

      *     Incorporated by reference from previous filings of Star.