Form 10QSB
period 2006-09-30
STAR ENERGY CORP
filed 2006-11-14
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                        Commission file number: 000-29325

                             STAR ENERGY CORPORATION
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                              87-0643634
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 1403 East 900 South, Salt Lake City, Utah 84105
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (801) 582-9609
                         -------------------------------
                         (Registrant's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|    No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_|    No |X|


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2006 was 41,562,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

      Unaudited Balance Sheet as of September 30, 2006.........................4

      Unaudited Statement of Operations for the three and nine months ended September 30, 2006 and 2005........................................5

      Unaudited Statement of Cash Flows for the nine months
      ended September 30, 2006 and 2005........................................6

      Notes to the Unaudited Financial Statements..............................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS...................................9

ITEM 3. CONTROLS AND PROCEDURES...............................................13

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.....................................................13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES...............................14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.................14

ITEM 5. OTHER INFORMATION.....................................................14

ITEM 6. EXHIBITS..............................................................14

SIGNATURES....................................................................15

INDEX TO EXHIBITS.............................................................18

                         PART I - FINANCIAL INFORMATION

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

                             STAR ENERGY CORPORATION
                                 BALANCE SHEETS

                                                            September 30,         December 31,
                                                                2006                  2005
                                ASSETS                      (Unaudited)            (Audited)
                                                            ------------          -----------
Current assets:
   Cash                                                     $       268                13,975
   Accounts receivable                                            7,968                 8,291
   Prepaid expense                                                   --                 1,900
                                                            -----------           -----------

     Total current assets                                         8,236                24,166

Oil and gas properties, net (successful efforts method)          45,730                48,341
                                                            -----------           -----------

     Total assets                                           $    53,966                72,507
                                                            ===========           ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $     6,347                 1,565
   Related party payable                                          2,785                    --
   Note payable                                                  30,000                    --
                                                            -----------           -----------

     Total current liabilities                                   39,132                 1,565
                                                            -----------           -----------

Asset retirement obligation                                       1,357                 1,327
                                                            -----------           -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                    --                    --
   Common stock, $.001 par value, 225,000,000 shares
     authorized, 31,562,500 shares issued and outstanding        31,563                31,563
   Additional paid-in capital                                    77,363                77,363
   Accumulated deficit                                          (95,449)              (39,311)
                                                            -----------           -----------

     Total stockholders' equity                                  13,477                69,615
                                                            -----------           -----------

     Total liabilities and stockholders' equity             $    53,966                72,507
                                                            ===========           ===========

        The accompanying notes are an integral part of these statements.

                             STAR ENERGY CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                               Three Months Ended            Nine months ended
                                                  September 30,                September 30,
                                          ------------    ------------   ------------    ------------
                                              2006           2005            2006            2005
                                          ------------    ------------   ------------    ------------
Oil and gas revenues                      $      8,410          15,056         33,431          40,077
                                          ------------    ------------   ------------    ------------

Operating expenses:
     Production costs                            2,487           4,169         13,849          20,870
     Depletion and amortization expense            782             957          2,611           2,940
     General and administrative costs            8,302           4,849         73,109          20,390
                                          ------------    ------------   ------------    ------------

                                                11,571           9,975         89,569          44,200
                                          ------------    ------------   ------------    ------------

     Income (loss) from operations              (3,161)          5,081        (56,138)         (4,123)

Provision for income taxes                          --              --             --              --
                                          ------------    ------------   ------------    ------------

     Net income (loss)                    $     (3,161)          5,081        (56,138)         (4,123)
                                          ============    ============   ============    ============


Income (loss) per common share -
   basic and diluted                      $         --              --             --              --
                                          ============    ============   ============    ============

Weighted average common shares -
  basic and diluted                         31,562,500      31,562,500     31,562,500      31,562,500
                                          ============    ============   ============    ============

        The accompanying notes are an integral part of these statements.

                             STAR ENERGY CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                           Nine months ended
                                                             September 30,
                                                          --------------------
                                                            2006       2005
                                                          --------    --------
Cash flows from operating activities:
Net loss                                                  $(56,138)   $ (4,123)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depletion and amortization                               2,611       2,940
    Accretion expense                                           30          48
    (Increase) decrease in:
     Accounts receivable                                       323      (4,864)
     Prepaid expense                                         1,900       1,642
    Increase in:
     Accounts payable                                        4,782          --
     Related party payable                                   2,785         865
                                                          --------    --------

      Net cash used in operating activities                (43,707)     (3,492)
                                                          --------    --------

Cash flows from investing activities:                           --          --
                                                          --------    --------

Cash flows from financing activities:
Proceeds from note payable                                  30,000          --
                                                          --------    --------

      Net cash provided by financing activities             30,000          --
                                                          --------    --------

      Net decrease in cash                                 (13,707)     (3,492)

Cash, beginning of period                                   13,975      17,542
                                                          --------    --------

Cash, end of period                                       $    268      14,050
                                                          ========    ========

        The accompanying notes are an integral part of these statements.

                             STAR ENERGY CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2006


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

Note 4 - Subsequent Events

Stock Purchase Agreement relating to Volga-Neft Limited Company

On October 6, 2006, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Volga-Neft Limited Company ("Volga"), a corporation formed under the laws of the Russian Federation, Samara Region, Privolzhsky and the two shareholders of Volga, who were Dzhalovyan Artiir Andreasovich and Dubrovskaya Olga AmUofyevna.

Volga is engaged in the exploration, development and production of oil and gas resources in the Russian Federation. Volga owns a parcel of land in Chapaevsk, Russia, measuring approximately 30,000 square meters, on which Volga intends to build an oil refinery. In addition, Volga owns sixty nine vehicles used for the transportation of oil and inflammable loads. Volga currently employs approximately 185 persons.

Pursuant to the Stock Purchase Agreement, the Company acquired Volga at a closing held October 6, 2006 by purchasing from Volga's shareholders all of their respective shares of Volga's common stock, which represented 100% of the issued and share capital of Volga. In consideration therefore, the Company delivered to Volga's shareholders an aggregate of 10,000,000 shares of the Company's common stock. Such issuance represents 26.1% of the issued and outstanding shares of the Company. As a result of the closing, Volga has become a wholly owned subsidiary of the Company.

Pursuant to the Stock Purchase Agreement, the Company further agreed to commence, as soon as practicable, a private placement of units, each unit consisting of one share of common stock and one warrant entitling the holder thereof to purchase one share of common stock for $2.00, expiring three years after the date thereof. The minimum number of units offered for sale shall be 1,000,000 units, and the maximum number of units offered for sale shall be 5,000,000 units. The purchase price of each unit shall be $1.00. The offer and sale of such units shall be made to accredited investors pursuant to a private placement in accordance with Rule 506 promulgated under the Securities Act. The private placement of the units shall be completed no later than 90 days after the date of the closing of the Stock Purchase Agreement.

Agreement with IAB Island Ventures SA

On October 6, 2006, the Company and Volga entered into a separate agreement with IAB Island Ventures SA ("IAB"), pursuant to which IAB agreed to introduce the Company and Volga to certain contacts for the purpose of financing either the Company or Volga (the "IAB Agreement"). In consideration for IAB's services, the Company and Volga shall pay IAB 10% percent of the aggregate value of the transaction consummated with such a contact. Pursuant to the IAB Agreement, without the prior written consent of IAB (which consent shall not be unreasonably withheld) neither the Company nor Volga shall declare or pay out any dividend, make any distribution, or redeem any equity securities, or issue any equity securities or other securities of either company.

Assignment and Bill of Sale

On October 6, 2006, an Assignment and Bill of Sale was entered into between the Company and Ruairidh Campbell, a former officer and director of the Company. Pursuant to such assignment, Mr. Campbell agreed to transfer to the Company his 3,250,000 shares of the Company's common stock. In consideration therefore, the Company agreed to assign to him all of the Company's interests in a 15% working interest (12% net revenue interest) in and to certain oil and gas wells known as the Galvan Ranch Gas Wells, which are located in Webb County, Texas.

Letter of Intent

On November 6, 2006, the Company entered into a Letter of Intent to acquire 100% of the common stock of Samaratransoil Ltd., a company organized under the law of Russia from Markin Vladimir Mikhajlovich. The consideration to be paid for the stock of Samaratransoil Ltd. is 1,000,000 shares of common stock of the Company. The consummation of the transaction will be subject to the execution of definitive agreements. The closing will be conditional upon the approval of the transaction and the definitive agreements by the board of directors of the Company, completion of the due diligence to the satisfaction of the Company, the Company's receipt of financial statements of Samaratransoil Ltd., receipt of any required approvals of governmental authorities, receipt of necessary consents and approvals of third parties, and other customary conditions.

Stock Issuances

On November 8, 2006, the Company issued an aggregate of 125,000 shares of common stock as follows:

      o 100,000 shares of common stock to Marcus Segal, an officer and director of the Company, in consideration for services previously rendered; and

      o 25,000 shares of common stock to F. Byson Farrill, a director of the Company, in consideration for services previously rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in this "Management's Discussion and Analysis", with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o     the sufficiency of existing capital resources;

o our ability to raise additional capital to fund cash requirements for future operations;

o our ability to maintain sufficient energy reserves to fund and maintain operations;

o uncertainties related to Star's future business prospects with possible future acquisitions;

o     the volatility of the stock market; and

o     general economic conditions.

We wish to caution readers that Star's operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Our Business

Until October 6, 2006, Star was an independent oil and natural gas producer involved in the exploration, development, production and sale of gas derived from properties located in Webb County, West Texas. We realized production from a total of five oil and gas wells known as the Galvan Ranch Gas Wells, which were located in Webb County, Texas, each with a 15% working interest and a 12% net revenue interest. The wells were on five separate parcels of land spread over 425 acres of the Galvan Ranch. Depth of the producing intervals varied from 5,800 to 6,800 ft within the Olmos sand reservoir. The producing interval within the Olmos sand reservoir where Star's wells were located had an average thickness ranging from 75 to 100 feet with an average porosity ranging from 10 to 14%.

On March 24, 2006, Star had executed a letter of intent to acquire Terrabyte, LLC, an oil and gas exploration company headquartered in Allegan, Michigan. Subsequent to the three month period ended June 30, 2006, Star announced that the parties had not been able to reach a mutually acceptable definitive agreement and had ended all further negotiations.

On October 6, 2006, an Assignment and Bill of Sale was entered into between Star and Ruairidh Campbell, a former officer and director of Star. Pursuant to such assignment, Star agreed to assign to Mr. Campbell all of Star's interests in a 15% working interest (12% net revenue interest) in and to the five oil and gas wells known as the Galvan Ranch Gas Wells, which are located in Webb County, Texas. In consideration therefor, Mr. Campbell transferred to Star his 3,250,000 shares of Star's common stock held by him for cancellation and return to Star's authorized but unissued common shares.

On October 6, 2006, Star acquired Volga-Neft Limited Company, a corporation formed under the laws of the Russian Federation, Samara Region, Privolzhsky ("Volga"). On such date, Start purchased all of the issued and outstanding shares of Volga from Volga's two shareholders, Dzhalovyan Artiir Andreasovich and Dubrovskaya Olga AmUofyevna. In consideration therefor, Star issued to Dzhalovyan Artiir Andreasovich and Dubrovskaya Olga AmUofyevna an aggregate of 10,000,000 shares of Star's common stock. Such issuance represented 25.6% of the issued and outstanding shares of Star. As a result of the closing, Volga has became a wholly owned subsidiary of Star.

Volga is engaged in the exploration, development and production of oil and gas resources in the Russian Federation. Volga owns a parcel of land in Chapaevsk, Russia, measuring approximately 30 000 square meters, on which Volga intends to build an oil refinery. In addition, Volga owns sixty nine vehicles used for the transportation of oil and inflammable loads. Volga employs approximately 185 persons.

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

Results of Operations

During the nine month period ended September 30, 2006, Star was engaged in evaluating the operating efficiencies of its wells, overseeing the operation of its gas assets, and involved in negotiating and drafting the letter of intent and an agreement pertaining to Star's former intention to acquire Terrabyte, LLC.

Three and nine month periods ended September 30, 2006 and 2005

Gross Revenue

Gross revenue for the three month period ended September 30, 2006 was $8,410 as compared to $15,056 for the comparable period ended September 30, 2005, a decrease of $6,646. Gross revenue for the nine month period ended September 30, 2006 was $33431 as compared to $40,077 for the comparable period ended September 30, 2005. The decrease in gross revenue over the comparative three month periods can be attributed to a decrease in the prices realized for gas production over the respective periods. Star expects to maintain relatively consistent gross revenues over future periods due to gradual increases in gas prices which Star expects to offset decreases in production.

Net Income/Loss

Net loss for the three month period ended September 30, 2006 was $(3,161) as compared to $5,081 for the comparable period ended September 30, 2005, an increase of $8,242 of net losses. Net loss for the nine month period ended September 30, 2006 was $(56,138) as compared to net loss of $(4,123) for the comparable period ended September 30, 2005, an increase of $52,015. The increase of net loss over the comparative three and nine month periods can be primarily attributed to an increase in general and administrative expenses. Star expects to decrease net losses over future periods.

Expenses

General and administrative expenses for the three month period ended September 30, 2006 increased to $8,302 from $4,849 for the comparable period ended September 30, 2005, an increase of $3,453. General and administrative expenses for the nine month period ended September 30, 2006 increased to $73,109 from $20,390 for the comparable period ended September 30, 2005, an increase of $52,719. The increases in general administrative expenses over the three and nine month comparative periods were primarily attributed to costs associated with the intended acquisition of Terrabyte, LLC which included a $25,000 deposit paid to Terrabyte, LLC during the current period. Star anticipates that general and administrative expenses will decrease over future periods.

Production costs for the three month period ended September 30, 2006 decreased to $2,487 from $4,169 for the comparable period ended September 30, 2005, a decrease of 1,682. Production costs for the nine month period ended September 30, 2006 decreased to $13,849 from $20,870 for the comparable period ended September 30, 2005, a decrease of 7,021. Direct production expenses include the cost of maintaining the wells, access roads, miscellaneous expenses for soap, solvent, gasoline or electricity and expenses such as those incurred in swabbing, dozer work or rig time. The decrease in production costs over the three and nine month comparative periods can be attributed to a decrease in maintenance expenses incurred by Lewis. Star expects that productions costs will remain relatively consistent in future periods.

Depletion expenses for the three month periods ended September 30, 2006, and September 30, 2005 were $782 and $957, respectively. Depletion expenses for the nine month periods ended September 30, 2006 and September 30, 2005 were $2,611 and $2,940, respectively.

Income Tax Expense (Benefit)

Star has an income tax benefit resulting from operations that will offset any operating profit.

Impact of Inflation

Star believes that inflation has had a negligible effect on operations over the past three years. Star believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations for the nine month period ended September 30, 2006 was $(43,707) as compared to cash used in operations of $3,492 for the comparable period ended September 30, 2005. The increase in cash flow used in operations over the comparative nine month periods is primarily attributed to the increase in net loss due to an increase in general and administrative costs associated with the intended acquisition of Terrabyte, LLC. Star may continue to use cash flow in operations in future periods.

Cash flow used in investing activities for the nine month period ended September 30, 2006 was $0 as compared to $0 for the nine month period ended September 30, 2005.

Cash flow provided by a note payable upon demand was $30,000 for the nine month period ended September 30, 2006 as compared to cash flow provided by financing activities of $0 for the nine month period ended September 30, 2005. The cash flow provided by financing activities in the current period is attributed to a note payable.

Star does not have sufficient cash on hand to fund its operations. There can be no assurance that Star will generate sufficient cash flows to fund operations. Star had no lines of credit or other bank financing arrangements as of September 30, 2006. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

      As described in the Current Report on Form 8-K filed by Star on October 6, 2006, Star acquired Volga-Neft Limited Company, a corporation formed under the laws of the Russian Federation, Samara Region, Privolzhsky ("Volga"). On such date, Start purchased all of the issued and outstanding shares of Volga from Volga's two shareholders, Dzhalovyan Artiir Andreasovich and Dubrovskaya Olga AmUofyevna. In consideration therefor, Star issued to Dzhalovyan Artiir Andreasovich and Dubrovskaya Olga AmUofyevna an aggregate of 10,000,000 shares of Star's common stock. Such issuance represented 25.6% of the issued and outstanding shares of Star. As a result of the issuance, Volga became a wholly owned subsidiary of Star. The sales of shares to the two sellers were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the shares.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.          Description                                 Where Found
-----------          -----------------                           ---------------
31.2                 Rule 13a-14(a)/15d14(a) Certifications      Attached Hereto
32.1                 Section 1350 Certifications                 Attached Hereto

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this November 14, 2006.

STAR ENERGY CORPORATION

/s/ Marcus Segal
----------------
Marcus Segal
Chief Executive Officer, President, and Director
(Principal Executive, Financial, and Accounting Officer)