Form 10KSB
period 2006-12-31
STAR ENERGY CORP
filed 2007-06-19
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________ to ________.

Commission file number: 000-29323

Star Energy Corporation (Name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)		87-0643634 (IRS Employer Identification Number)
317 Madison Avenue, New York, New York 10017 (Address of Principal Executive Offices) (Zip Code)

Issuer’s Telephone Number: (212) 500-5006

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($0.001 Par Value)
Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The issuer’s revenues for the fiscal year ended December 31, 2006, were $32,923.

The aggregate market value of the issuer’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates as of June 15, 2007 was approximately $75,886,500 based on the average closing bid and asked prices for the issuer’s common stock on May 31, 2007.

At June 15, 2007, the number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 29,007,500 shares.

Transition Small Business Disclosure Format. Yes No

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

History

We were incorporated in Nevada on December 7, 1999, as "Cairo Acquisitions, Inc." to engage in any legal undertaking. On November 21, 2002, we changed our name to "Star Energy Corporation" to reflect the decision of our management to enter into exploration, development and production of oil and gas resources.

Unless the context otherwise requires, references to "Star," "we," "us," and "our company" refer to Star Energy Corporation and its subsidiaries at the applicable time.

Business History

From November 21, 2002 until October 6, 2006, we were engaged, as an independent oil and natural gas producer, in the exploration, development, production and sale of gas derived from five oil and gas wells, known as the "Galvan Ranch Gas Wells," located in Webb County, West Texas, Texas, in each of which we had a 15% working interest and a 12% net revenue interest. The wells were on five separate parcels of land spread over 425 acres of the Galvan Ranch. On October 6, 2006, we transferred our entire interest in the Galvan Ranch Gas Wells to Ruairidh Campbell, who at that time was one of our officers and directors, pursuant to an Assignment and Bill of Sale. In consideration therefor, Mr. Campbell transferred to us, for cancellation and return to our authorized but unissued common shares, the 3,250,000 shares of our common stock held by him. As a result, since October 6, 2006, we no longer have had any interest in the Galvan Ranch Gas Wells and are no longer engaged in the oil and gas business in Texas.

Pursuant to a Stock Purchase Agreement, on October 6, 2006, we acquired 100% of the capital stock of Volga-Neft Limited Company, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia ("Volga-Neft"), in consideration for our issuance to the stockholders of Volga-Neft of an aggregate of 10,000,000 shares of our common stock, representing at the time 25.6% of our issued and outstanding shares. Thereafter we advanced $3,000,000 of working capital to Volga-Neft. Volga-Neft (i) sells to local oil exporters, wholesalers, and distributors crude oil it has purchased from local oil developers and (ii) processes crude oil purchased from local oil developers, selling the processed petroleum products in the local market to oil exporters, wholesalers, and distributors. As a result of this acquisition, Volga-Neft became our wholly-owned subsidiary.

In April 2007, we were advised that the financial statements of Volga-Neft purportedly audited by RSM Top-Audit in Russia for periods prior to our acquisition of Volga-Neft, that we filed with the Securities and Exchange Commission on a Form 8-K/A on December 8, 2006, should no longer be relied upon because the individuals who purportedly performed the audit were not the auditing firm's representatives. These financial statements pertain to the audited balance sheets of Volga-Neft as of October 6, 2006 and December 31 2005, and the related statements of income, stockholders' equity and cash flows for the period January 1, 2006 through October 6, 2006 and the year ended December 31, 2005. We filed a Current Report on Form 8-K to disclose these developments on May 11, 2007.

Together with our audit committee, we are carefully examining the events leading to the auditing firm's determination that the financial statements of Volga-Neft included in our December 8, 2006 Form 8-K/A could not be relied upon and whether the management of Volga-Neft acted complicitly with those who prepared the audit. We have engaged special investigative counsel with respect to this matter. We are continuing our investigation and intend to provide updated disclosure through a Current Report on Form 8-K when the investigation is completed.

By a Rescission Agreement of Stock Purchase Agreement dated June 14, 2007 among us, Volga-Neft and the individuals from whom we acquired the shares of Volga-Neft, the Stock Purchase Agreement was rescinded, we returned the shares of Volga-Neft we received to the former stockholders who, in turn, returned to us the 10,000,000 shares of our common stock that we had previously issued. In addition, Volga-Neft issued a $4,200,000 promissory note in our favor which we, in turn, sold to an unaffiliated third party on a non-recourse basis for $3,000,000.

On November 6, 2006, we entered into a Letter of Intent to acquire 100% of the common stock of Samaratransoil Ltd., a company organized under the laws of the Russian Federation, from its sole stockholder in exchange for 1,000,000 shares of our common stock. The consummation of this transaction was subject to certain conditions, including completion of due diligence to our satisfaction. After performing our due diligence, we determined not to proceed further with the transaction.

On November 28, 2006, we entered into a Stock Purchase Agreement to acquire 51% of the capital stock of Kommunarskoe NGDU, a Russian limited liability company, from its sole stockholder in exchange for 6,000,000 shares of our common stock. The consummation of this transaction was subject to certain conditions, including completion of due diligence to our satisfaction. After performing our due diligence as part of satisfying the closing conditions, we determined not to proceed further with the transaction. Effective June 14, 2007, all parties to this Stock Purchase Agreement agreed not to proceed with the transaction and to end all further negotiations.

Our Current Business Plans

We are not currently engaged in an active business. Our goal is to be engaged in the acquisition, exploration, development, production in, and sale of oil derived from resources in, the Commonwealth of Independent States.

In this regard, on March 12, 2007, we entered into a memorandum of understanding to acquire Anglo-Ukra Energy, a Ukranian holding company. Anglo-Ukra Energy is a special purpose Ukrainian holding entity for the acquisition and development of certain Ukrainian energy projects. The memorandum of understanding provides us with the right to concessions over three oil and gas fields in the Ukraine (Region, Sakhalinska and Bukovyna). The three fields subject to the memorandum of understanding are believed to contain total reserves of over 150 million barrels of oil and 75 billion cubic feet of natural gas. In connection with the transaction, we are to issue, at the closing of the transactions under a definitive agreement to be negotiated and executed, 1,500,000 shares of common stock, subject to adjustment based upon the prevailing price of our common stock at the closing of the transaction (which is anticipated in early July 2007). As part of our anticipated expansion of our efforts in the Ukraine, we plan to open and staff an office in Kiev.

The closing of the transaction is subject to, among other things, the execution of a definitive agreement, approval by our Board of Directors, completion of due diligence, and receipt of required governmental and third party approvals. In addition, the closing of this transaction will be conditioned upon the execution by a third party of a release relinquishing all rights over certain oil and gas fields with producing and proven reserves which Anglo-Ukra Energy has an option to acquire. There can be no assurance that we will complete the transactions contemplated by the memorandum.

Debenture Financing

On February 9, 2007, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which we sold $7,500,000 principal amount of our 8% Secured Convertible Debentures (the "Debentures") to institutional investors for a total purchase price of $7,500,000 (the "Debenture Financing"). Pursuant to the terms of the Securities Purchase Agreement, we also issued to the investors at closing, on February 12, 2007, warrants to purchase, until February 12, 2012, including through a cashless exercise feature, an aggregate of 2,437,500 shares of our common stock at an initial exercise price of $3.81 per share, subject to adjustment for certain issuances, transactions and events resulting in dilution or potential dilution to the holders.

The unpaid principal amount of the Debentures, together with accrued but unpaid interest and any other amounts due thereon, is due and payable on February 11, 2010, or earlier upon acceleration following an event of default, as defined in the Debentures.

The rescission of the acquisition of Volga-Neft may result in the acceleration of the maturity of some or all of the $7,500,000 principal amount of 8% Secured Convertible Debentures we issued in February 2007 and that otherwise would be due on February 11, 2010, or earlier upon acceleration following an event of default, as defined in the Debentures. See "Management's Discussion and Analysis - Liquidity and Capital Resources" in Item 6 below.

The principal amount of the Debentures and accrued interest thereon is convertible into shares of our common stock at the election of the investors at an initial exercise price of $2.00 per share, subject to adjustment for certain issuances, transactions or events that would result in dilution or potential dilution to the holders. The right of each investor to convert the Debentures, or exercise the Warrants, is subject to the restriction that such conversion or exercise does not result in the investor beneficially owning at any one time more that 4.99% of our outstanding shares of common stock.

Payment of the Debentures is guaranteed by Volga-Neft pursuant to the terms of a Guarantee dated as of February 9, 2007 and is secured by all of our assets and the assets of Volga-Neft pursuant to the terms of a Security Agreement dated as of February 9, 2007. Consequently, we anticipate having to renegotiate the security interests of the Debentureholders.

Pursuant to the terms of a Registration Rights Agreement by and between us and the purchasers of the Debentures, dated as of February 9, 2007, we agreed to prepare and file by April 15, 2007 with the Securities and Exchange Commission a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of our common stock issuable upon conversion of the Debentures and the exercise of the Warrants. We have not, to date, filed the Registration Statement. The Registration Rights Agreement provides that, if we did not file the Registration Statement by April 15, 2007, the Registration Statement is not declared effective by the Securities and Exchange Commission by July 15, 2007, and in certain other circumstances (including if the Registration Statement does not remain continuously effective except for certain limited periods for specified reasons), we are to pay, on the applicable date and each monthly anniversary of that date, as partial liquidated damages, 1.5% of the principal amount of the Debentures then held by the Debentureholders. If we fail to pay any of these amounts within seven days after the date payable, the Registration Rights Agreement provides that we are to pay interest thereon at the rate of 18% per annum.

As a condition of the Debenture Financing, we have entered into agreements with each of our officers, directors and principal stockholders pursuant to which each of them has agreed not to sell any shares of our common stock prior to 90 calendar days after a registration statement covering the resale all of the shares of our common stock issuable upon conversion of the Debentures and the exercise of the Warrants has been declared effective.

We paid Rodman & Renshaw LLC, placement agent for the Debenture Financing, $525,000 (7% of the gross proceeds from the sale of the Debentures), plus $25,000 in reimbursement of its expenses, under a Placement Agency Agreement dated February 9, 2007. We also issued to Rodman & Renshaw LLC and its designees warrants to purchase, until February 12, 2012, 262,500 shares of our common stock at an exercise price of $3.81 per share, subject to adjustment for certain issuances, transactions and events resulting in dilution or potential dilution to the holders. We also have agreed to indemnify Rodman & Renshaw LLC, its selected dealers, agents and their respective officers, directors, employees and controlling persons against liabilities incurred under the Securities Act, as well as claims made against those persons for finder's or broker's fees, and to reimburse those persons for expenses (including reasonable attorneys' fees) incurred in investigating and defending against claims asserted against them, in connection with the offer and sale of the Debentures, except in certain circumstances, and to the extent indemnification is not available, to contribute to payments made by those persons.

Competition

The oil and gas exploration industry is highly competitive. We encounter competition in all aspects of our operations, including property acquisition, and for equipment and labor required to operate and to develop properties and operations. We compete with major oil companies, independent oil companies, and individual producers and operators. Many competitors have financial and other resources substantially greater than ours.

In addition, the oil industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The price and availability of alternative energy sources could adversely affect our revenue.

Governmental Regulation

Our operations will be subject to various levels of government controls and regulations in virtually all of the countries in the Commonwealth of Independent States, including environmental controls and regulations, that will vary from country to country and from time to time as they are reviewed for amendment or expansion.

We will attempt to comply with all legal requirements in the conduct of our operations and employ business practices which we consider to be prudent under the circumstances in which we operate. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

Environmental Regulation

Oil exploration, storage, transportation, refining, and related activities are subject to numerous and constantly changing country, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with our operations, restrict or prohibit the types, quantities and concentration of substances that we can release into the environment, restrict or prohibit activities that could impact endangered or threatened species, protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations and impose substantial liabilities for pollution resulting from our operations.

For example, the government of the Russian Federation, Ministry of Natural Resources, and other agencies establish special rules, restrictions and standards for enterprises conducting activities affecting the environment. The general principle of Russian environmental law is that any environmental damage must be fully compensated. Under certain circumstances, top officers of the entity causing substantial environmental damage may be subject to criminal liability. The law of the Russian Federation on subsoil requires that all users of subsoil ensure safety of works related to the use of subsoil and comply with existing rules and standards of environment protection.

Environmental laws and regulations may substantially increase the cost of our operations and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. Violation of these laws and regulations could result in significant fines or penalties. We may experience accidental spills, leaks and other discharges of contaminants at some of the properties that we may acquire, operate or sell, or in which we may hold an interest but not operational control, as have other similarly situated oil and gas companies, and including past or ongoing contamination for which we may be held responsible. The costs of remedying such conditions may be significant, and could have a material adverse impact on our financial condition and results of operations.

Changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on our operations, as well as the oil and gas industry in general. For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on our results of operations.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Employees

Our corporate headquarters are in New York, New York. We have two full-time employees at our corporate headquarters in addition to our three executive officers. All of our executive officers are employed by us full-time, with the exception of our Chief Financial Officer, who devotes approximately twenty hours per week to this role.

From November 21, 2002 until October 6, 2006, as an independent oil and natural gas producer, we were involved in the exploration, development, production and sale of gas derived from properties located in Webb County, West Texas. We realized production from a total of five oil and gas wells known as the "Galvan Ranch Gas Wells" located on five separate parcels of land spread over 425 acres of the Galvan Ranch. Depth of the producing intervals varied from 5,800 to 6,800 ft within the Olmos sand reservoir. The producing interval within the Olmos sand reservoir where Star's wells were located had an average thickness ranging from 75 to 100 feet with an average porosity ranging from 10% to 14%.

With respect to each well, our working interest, which was defined as an interest in oil and gas and included responsibility for all drilling, developing, and operating costs, was 15%. Our net revenue interest, which was defined as that portion of gas production revenue after deduction of royalties, was 12%.

The wells are identified as detailed below:

Well Name	Working Interest	Net Revenue Interest
Ed Rachal "GC" #1A	15	12
Ed Rachal "GC" #2	15	12
Ed Rachal "GC" #3A	15	12
Ed Rachal #2	15	12
Ed Rachal #6	15	12

We preferred operating in Texas due to the relatively inexpensive drilling and completion operations and the absence of poisonous gas often associated with oil and gas production. Recovery from producing wells was consistently evaluated, and cost-efficient work-over methods were often considered to improve the performance of the wells.

Our interests in our wells were maintained and operated by Lewis Petro Properties, Inc. (“Lewis”), a local operator, under the terms of an Operating Agreement. Lewis maintained a varying interest in each of our wells. The terms of the Operating Agreement granted to Lewis the exclusive right to conduct operations with respect to our interests in our wells in exchange for a monthly operating fee for each well and any other costs incurred in normal operation of the wells. Title to all machinery, equipment or other property attached to the wells under the Operating Agreement, as amended, belonged to each party in proportion to its interest in each well, as did any amount recovered as the result of salvaging machinery or equipment from the wells. Under the Operating Agreement, Lewis was permitted to make capital expenditures without notifying us of the expense up to $25,000. Amounts that were to be spent over that amount required that notice be provided by Lewis to us. Should we have wished to drill an additional well on the property under lease, we would have been required to provide notice to all owners of the lease of our intent to drill and of the exercise of our option to participate in new drilling. Should other owners have chosen not to participate in the drilling costs, we would have been entitled to recoup 300% of the cost incurred in drilling the well from production before reverting to our minority interest on the lease. Abandonment of wells was required to have been approved by the party holding a majority interest in the specific well to be abandoned.

Prior to drilling new wells, a geological review of the prospective area would have been made by us in cooperation with Lewis to determine the potential for additional gas reserves. Our consultants would then have reviewed available geophysical data (generally seismic and gravity data) to further evaluate the area. After the evaluation of the geophysical data, if the target would have appeared to have contained significant accumulations of gas, we would have considered the economic feasibility of drilling the target. Significant accumulations of gas would not have guaranteed economic recovery because it would have depended on many factors such as how much it costs to drill and complete wells in a certain area, how close the wells are to pipelines and pipeline pressure, what the price of oil or gas is, how accessible the area is, whether the project is a developmental or wildcat prospect.

On March 24, 2006, we executed a letter of intent to acquire Terrabyte, LLC (“Terrabyte”), an oil and gas exploration company headquartered in Allegan, Michigan. Terrabyte was positioned to initiate an enhanced secondary recovery water flood development to produce oil from the Mohican River field located in the vicinity of the Perry Township, Ashland County, Ohio. Subsequent to the three month period ended June 30, 2006, we announced that the parties had not been able to reach a mutually acceptable definitive agreement, terminated the letter of intent, and ended all further negotiations.

On October 6, 2006, we entered into an Assignment and Bill of Sale with Ruairidh Campbell, who was at that time our officer and director. Pursuant to such assignment, we assigned to Mr. Campbell all of our interests in and to the five Galvan Ranch Gas Wells. As consideration, Mr. Campbell transferred to us 3,250,000 shares of our common stock held by him for cancellation and return to our authorized but unissued common shares. As of October 6, 2006, we no longer have any interest in the Galvan Ranch Gas Wells and are no longer engaged in the oil and gas business in Texas.

ITEM 2	DESCRIPTION OF PROPERTY

We lease our executive offices, which consist of approximately 1,000 square feet, at 317 Madison Avenue, New York, New York 10017, under a sub-lease for $3,000 per month on a month to month basis. Star believes that its current office space will be adequate for the foreseeable future.

ITEM 3	LEGAL PROCEEDINGS

Neither we nor any of our property is the subject of any pending legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the Over the Counter Bulletin Board under the symbol “SERG.OB”. The table below sets forth the high and low bid prices for our common stock for each quarterly period since December 21, 2005, when our common stock was first quoted on the Over the Counter Bulletin Board. Our common stock was forward split at the rate of five for one on December 31, 2005, and the information provided in the table below has been adjusted to give retroactive effect to the stock split. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low

2006	December 31	$4.10	$0.80
	September 30	$1.30	$0.40
	June 30	$2.05	$1.15
	March 31	$2.25	$1.00
2005	December 31	$.90	$.04

Record Holders

As of June 15, 2007, there were approximately 79 shareholders of record, exclusive of stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Dividends

We have not declared any dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. Pursuant to an agreement to which we are a party, we have agreed, among other things, not to declare or pay out any dividend or make any distribution without the prior written consent of the other party thereto (which consent is not to be unreasonably withheld).

Recent Sales of Unregistered Securities

On November 8, 2006, in consideration for services rendered to us, we issued 100,000 and 25,000 shares of our common stock to Marcus Segal, our present Chief Financial Officer and a director and former President and Chief Executive Officer, and to F. Bryson Farrill, a director of our company, respectively. In connection with his entering into an Employment Agreement with us on November 16, 2006, we issued 300,000 shares of our common stock to Patrick J. Kealy, our Chief Executive Officer. We believe that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

Purchases of equity securities by the issuer and affiliated purchasers

On October 6, 2006, we purchased 3,250,000 shares of our common stock from Ruairidh Campbell, who at that time was one of our officers and directors. The repurchase was made pursuant to an Assignment and Bill of Sale, dated October 6, 2006, between us and Mr. Campbell. Pursuant to the assignment, we assigned to Mr. Campbell all of our interests in and to our five Galvan Ranch Gas Wells. See Item 1 above for information concerning the Galvan Ranch Wells.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “may,” “should,” “anticipates,” “intends,” “expects,” “believes,” “plans,” “predicts,” “estimates,” “strategy” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These risks and uncertainties include, but are not limited to, the following, many of which are beyond our control: the sufficiency of existing capital resources; our ability to raise additional capital to fund cash requirements for future operations; our ability to obtain and maintain sufficient energy reserves to fund and maintain operations; the market for any oil and gas production we may generate; domestic and foreign political conditions; the overall level of supply of and demand for oil and gas; the price of imports of oil and gas; weather conditions; the price and availability of alternative fuels; the proximity and capacity of oil pipelines and other transportation facilities; uncertainties related to our future business prospects, including with possible future acquisitions; the volatility of the stock market in general and our common stock specifically; our ability to maintain the quotation of our common stock on the Over the Counter Bulletin Board; and general economic conditions.

We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

OVERVIEW

From November 21, 2002 until October 6, 2006, we were engaged, as an independent oil and natural gas producer, in the exploration, development, production and sale of gas derived from five oil and gas wells, known as the “Galvan Ranch Gas Wells,” located in Webb County, West Texas, Texas, in each of which we had a 15% working interest and a 12% net revenue interest. The wells were on five separate parcels of land spread over 425 acres of the Galvan Ranch.

On October 6, 2006, we transferred our entire interest in the Galvan Ranch Gas Wells to Ruairidh Campbell, who at that time was one of our officers and directors pursuant to an Assignment and Bill of Sale. In consideration therefor, Mr. Campbell transferred to us, for cancellation and return to our authorized but unissued common shares, the 3,250,000 shares of our common stock owned by him. As a result, since October 6, 2006, we no longer have had any interest in the Galvan Ranch Gas Wells and are no longer engaged in the oil and gas business in Texas.

Pursuant to a Stock Purchase Agreement, on October 6, 2006, we acquired 100% of the capital stock of Volga-Neft Limited Company, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia (“Volga-Neft”), in consideration for our issuance to the stockholders of Volga-Neft of an aggregate of 10,000,000 shares of our common stock, representing at the time 25.6% of our issued and outstanding shares. Thereafter we advanced $3,000,000 of working capital to Volga-Neft. Volga-Neft (i) sells to local oil exporters, wholesalers, and distributors crude oil it has purchased from local oil developers and (ii) processes crude oil purchased from local oil developers, selling the processed petroleum products in the local market to oil exporters, wholesalers, and distributors. As a result of this acquisition, Volga-Neft became our wholly-owned subsidiary.

In April 2007, we were advised that the financial statements of Volga-Neft purportedly audited by RSM Top-Audit in Russia for periods prior to our acquisition of Volga-Neft, that we filed with the Securities and Exchange Commission on a Form 8-K/A on December 8, 2006, should no longer be relied upon because the individuals who purportedly performed the audit were not the auditing firm’s representatives. These financial statements pertain to the audited balance sheets of Volga-Neft as of October 6, 2006 and December 31 2005, and the related statements of income, stockholders’ equity and cash flows for the period January 1, 2006 through October 6, 2006 and the year ended December 31, 2005. We filed a Current Report on Form 8-K to disclose these developments on May 11, 2007.

Together with our audit committee, we are carefully examining the events leading to the auditing firm’s determination that the financial statements of Volga-Neft included in our December 8, 2006 Form 8-K/A could not be relied upon and whether the management of Volga-Neft acted complicitly with those who prepared the audit. We have engaged special investigative counsel with respect to this matter. We are continuing our investigation and intend to provide updated disclosure through a Current Report on Form 8-K when the investigation is completed.

By a Rescission Agreement of Stock Purchase Agreement dated June 14, 2007 among us, Volga-Neft and the individuals from whom we acquired the shares of Volga-Neft, the Stock Purchase Agreement was rescinded, we returned the shares of Volga-Neft we received to the former stockholders who, in turn, returned to us the 10,000,000 shares of our common stock that we had previously issued. In addition, Volga-Neft issued a $4,200,000 promissory note in our favor which we, in turn, sold to an unaffiliated third party on a non-recourse basis for $3,000,000.

We are not currently engaged in an active business. Our goal is to be engaged in the acquisition, exploration, development, production in, and sale of oil derived from resources in, the Commonwealth of Independent States.

As a result of the rescission, we have not included the assets, liabilities or results of operations of Volga-Neft in our financial statements for any period. However, the Rescission Agreement does not affect the rights that any third parties may have against us with respect to agreements, transactions or events under or with respect to agreements or understandings entered into, or transactions or events that occurred, prior to the Rescission Agreement or with respect to breaches of agreements to which we are a party that may have resulted from the Rescission Agreement.

In this regard, the rescission of the acquisition of Volga-Neft may result in the acceleration of the maturity of some or all of our $7,500,000 principal amount of 8% Secured Convertible Debentures we issued in February 2007 and that otherwise would be due on February 11, 2010, or earlier upon acceleration following an event of default, as defined in the Debentures. See “Liquidity and Capital Resources,” below.

RESULTS OF OPERATIONS

Year ended December 31, 2006 compared to year ended December 31, 2005

Oil and Gas Revenues

Oil and gas revenues for the year ended December 31, 2006 decreased to $32,923 from $55,852 for the year ended December 31, 2005, a decrease of approximately 41.1%. The decrease was attributable to our disposition on October 6, 2006 of our interest in the Galvan Ranch Wells, which was included in our results of operations for a full year in 2005.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2006 increased to $566,474 from $29,562 for the year ended December 31, 2005, primarily due to the incurrence in 2006 of investor costs of approximately $210,000, cash salaries of $320,000 for, and approximately $100,000 of expense recognized for financial accounting purposes under Statement of Financial Accounting Standards No. 123(R) of shares issued to, officers and directors, an approximate $75,000 increase in legal and accounting fees, travel expenses of approximately $45,000 and website design costs of approximately $20,000.

Production costs for the year ended December 31, 2006 decreased by $12,449, or 47.3%, to $13,849 in 2006 from $26,298 in 2005 due to our disposition of the Galvan Ranch Wells.

Depreciation expenses for the year ended December 31, 2006 decreased by $3,500, or 57.3%, to $2,611 in 2006 from $6,111 in 2005 also due to our disposition of the Galvan Ranch Wells.

The debt forgiven income of $30,000 in 2006 related to the forgiveness by Ruairidh Campbell, as part of our disposition to him of the Galvan Ranch Wells, of monies owed by us to him.

The rescission of our acquisition of Volga-Neft discussed in “Liquidity and Capital Resources,” below, resulted in $650,000 of associated costs.

Net Losses

Net loss for the twelve month period ended December 31, 2006, was $1,170,011 compared with a net loss of $35,833 for the comparable period ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash of $1,703 at December 31, 2006 was $12,272 less than at December 31, 2005.

In 2006, operating activities used $15,087 of cash. Our loss for financial reporting purposes for the year of $1,170,000 resulted from non-cash expenses of $1,184,250 as a result of our issuance of our common stock to our officers, directors and consultants for services and $2,611 of depreciation. Thus, we had a cash profit of $16,850.

Changes in our operating assets and liabilities largely offset each other as increases in accounts payable and accrued liabilities aggregating $1,038,762 largely offset an increase in prepaid expenses of $1,078,999 which resulted primarily from the issuance of our common stock to officers, directors and consultants for services.

Similarly, cash derived from financing activities, principally our borrowing of $1,000,000 from a merchant banking firm, offset a $1,000,000 advance made to Volga-Neft to provide working capital.

We are not currently generating cash from operations and as of June 10, 2007 had no lines of credit or other bank financing arrangements.

To obtain working capital, on February 9, 2007, we entered into a Securities Purchase Agreement with institutional investors pursuant to which we sold $7,500,000 principal amount of our 8% Secured Convertible Debentures for a total gross purchase price of $7,500,000 (the “Debenture Financing”). We paid Rodman & Renshaw LLC, placement agent for the Debenture Financing, $525,000 (7% of the gross proceeds from the sale of such Debentures), plus $25,000 in reimbursement of its expenses, under a placement agency agreement dated February 9, 2007.

Of the net proceeds of the Debenture Financing, estimated at $6,975,000, we advanced $3,000,000 to Volga-Neft for the payment of its liabilities. At the time of the rescission of our acquisition of Volga-Neft, we received, in addition to the return of the 10,000,000 shares of our common stock that we had issued in consideration for our acquisition, a $4,200,000 promissory note in full settlement of all monetary claims we may have against Volga-Neft or its stockholders from which we acquired Volga-Neft. We, in turn, sold the promissory note to an unaffiliated third party on a non-recourse basis for $3,000,000.

We intend to use these proceeds and the balance of the funds obtained in the Debenture Financing, to fund strategic initiatives and to repay certain liabilities. We expect such funds to be sufficient to fund our operations in 2007.

The unpaid principal amount of the Debentures, together with accrued but unpaid interest and any other amounts due thereon, is due and payable on February 11, 2010, or earlier upon acceleration following an event of default, as defined in the Debentures. As a result of the rescission on June 14, 2007 of the Stock Purchase Agreement which resulted in the return by us of all of the capital stock of Volga-Neft to the former shareholders thereof and the return by them to us of 10,000,000 shares of our common stock, each holder of an 8% Secured Debenture issued by us as part of the offering and sale of an aggregate $7,500,000 of the Debentures in February 2007 may elect, commencing June 28, 2007 as a result of the rescission of the Volga-Neft acquisition, to declare the outstanding principal amount of such holder’s Debenture, plus accrued and unpaid interest, liquidated damages and other amounts owing in respect of the holder’s Debenture due and payable at its “Mandatory Default Amount.” The Mandatory Default Amount is defined in the Debenture, which, at a minimum would be 130% of the outstanding principal amount of the Debenture plus all accrued and unpaid interest thereon. Commencing five trading days after the occurrence of an event of default that results in the eventual acceleration of a Debenture, the interest rate on the Debenture shall accrue interest at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

Pursuant to the terms of a Registration Rights Agreement by and between us and the purchasers of the Debentures, dated as of February 9, 2007, we agreed to prepare and file by April 15, 2007 with the Securities and Exchange Commission a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of our common stock issuable upon conversion of the Debentures and the exercise of the Warrants. We have not, to date, filed the Registration Statement. The Registration Rights Agreement provided that, if we did not file the Registration Statement by April 15, 2007, the Registration Statement were not declared effective by the Securities and Exchange Commission by July 15, 2007, and in certain other circumstances (including if the Registration Statement did not remain continuously effective except for certain limited periods for specified reasons), we are to pay, on the applicable date and each monthly anniversary of that date, as partial liquidated damages, 1.5% of the principal amount of the Debentures then held by the Debentureholders. If we fail to pay any of these amounts within seven days after the date payable, the Registration Rights Agreement provides that we are to pay interest thereon at the rate of 18% per annum.

OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet financing arrangements, within the meaning of Item 303(c) of Securities and Exchange Commission Regulation S-B

ITEM 7	FINANCIAL STATEMENTS

STAR ENERGY CORPORATION(A
DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Star Energy Corporation:

        We have audited the accompanying balance sheet of Star Energy Corporation (a development stage company) (the “Company”) as of December 31, 2006 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2006, and the period from re-entering the development stage (October 6, 2006) through to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

        In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from re-entering the development stage (October 6, 2006) through to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

SF PARTNERSHIP, LLP

Toronto, Canada	CHARTERED ACCOUNTANTS
June 18, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Star Energy Corporation

        We have audited the accompanying balance sheet of Star Energy Corporation as at December 31, 2005, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with US generally accepted accounting principles.

Jones Simkins, P.C.
Logan, Utah
March 18, 2006

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
December 31, 2006 and 2005

	2006	2005
ASSETS
Current
Cash	$1,703	$13,975
Accounts receivable	-	8,291
Prepaid expenses	1,080,890	1,900
Loan receivable (note 3)	1,000,000	-

Total Current Assets	2,082,593	24,166
Oil and Gas Properties (notes 4 and 8)	-	48,341

Total Assets	$2,082,593	$72,507

LIABILITIES
Current
Accounts payable	$375,327	$1,565
Accrued liabilities	665,000	-
Advance from related party (note 5)	2,785	-
Loan payable (note 6)	1,000,000	-

Total Current Liabilities	2,043,112	1,565
Asset Retirement Obligation (note 7)	-	1,327

Total Liabilities	2,043,112	2,892

STOCKHOLDERS' EQUITY
Capital Stock (note 8)
Authorized
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued
28,737,500 common stock (2005 - 31,562,500)	28,738	31,563
Additional Paid-in Capital	1,220,065	77,363
Accumulated Deficit and Deficit Accumulated During the Development Stage	(1,209,322)	(39,311)

Total Stockholders' Equity	39,481	69,615

Total Liabilities and Stockholders' Equity	$2,082,593	$72,507

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations and Comprehensive Loss
Years Ended December 31, 2006 and 2005, and the Period
from Re-entering the Development Stage through to December 31, 2006

	2006	2005	(Note 1) Period from Re-entering the Development Stage through to Dec. 31, 2006

Oil and Gas Revenues	$32,923	$55,852	$508

Operating Expenses
Selling, general and administrative	566,474	29,564	493,365
Production costs	13,849	26,298	-
Depreciation	2,611	6,111	-

Total Operating Expenses	582,934	61,973	493,365

Operating Loss	(550,011)	(6,121)	493,873

Other Income (Expense)
Debt forgiven	30,000	-	30,000
Loss on assets sold or abandoned	-	(29,712)	-
Costs associated with the rescission of the
stock purchase agreement (note 10)	(650,000)	-	(650,000)

Total Other Expense	(620,000)	(29,712)	(620,000)

Net Loss and Comprehensive Loss	$(1,170,011)	$(35,833)	$(126,127)

Basic and Diluted Loss Per Weighted Average Number
of Shares Outstanding During the Year	$(0.0380)	$(0.0011)

Basic and Diluted Weighted Average Number
of Shares Outstanding During the Year	30,734,375	31,562,500

        (The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders’ Equity
Years Ended December 31, 2006 and 2005, and the Period from
Re-entering the Development Stage through to December 31, 2006

	Number of Common Shares	Capital Stock	Additional Paid-in Capital	Accumulated Deficit and Deficit Accumulated During the Development Stage	Stockholders' Equity

Balance, January 1, 2005	31,562,500	$31,563	$77,363	$(3,478)	$105,448

Net loss for year	-	-	-	(35,833)	(35,833)

Balance, December 31, 2005	31,562,500	$31,563	$77,363	$(39,311)	$69,615

Balance, January 1, 2006	31,562,500	$31,563	$77,363	$(39,311)	$69,615

Common shares cancelled (note 8)	(3,250,000)	(3,250)	(41,123)	-	(44,373)

Common shares issued for services (note 8)	425,000	425	1,183,825	-	1,184,250

Net loss for year	-	-	-	(1,170,011)	(1,170,011)

Balance, December 31, 2006	28,737,500	$28,738	$1,220,065	$(1,209,322)	$39,481

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
Years Ended December 31, 2006 and 2005, and the Period from
Re-entering the Development Stage through to December 31, 2006

	2006	2005	(Note 1) Period from Re-entering the Development Stage through to Dec. 31, 2006

Cash Flows from Operating Activities
Net loss	$(1,170,011)	$(35,833)	$(1,113,873)
Adjustments to reconcile non-cash items:
Loss on assets abandoned	-	29,711	-
Depreciation	2,611	6,175	-
Issuance of common stock for services	1,184,250	-	1,184,250

	16,850	53	70,377

Changes in non-cash working capital:
Accounts receivable	8,291	(2,802)	7,968
Prepaid expenses	(1,078,990)	(258)	(1,080,890)
Accounts payable	373,762	(560)	368,980
Accrued liabilities	665,000	-	665,000

Net Cash Used in Operating Activities	(15,087)	(3,567)	31,435

Cash Flows from Investing Activities
Loan receivable	(1,000,000)	-	(1,000,000)
Short term deposit	-	-	(30,000)
Proceeds from disposal of oil and gas properties	44,403	-	44,403

Net Cash Used in Investing Activities	(955,597)	-	(985,597)

Cash Flows from Financing Activities
Cancellation of common shares on sale of oil
and gas properties	(44,373)	-	(44,403)
Loan payable	1,000,000	-	1,000,000
Advance from related party	2,785	-	-

Net Cash Provided by Financing Activities	958,412	-	955,597

Net Decrease in Cash	(12,272)	(3,567)	1,435

Cash - Beginning of Year	13,975	17,542	268

Cash - End of Year	$1,703	$13,975	$1,703

Supplemental Information
During the year, the Company had no cash flows arising from interest and income taxes paid.

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

1.	Description of Business

Star Energy Corporation (the “Company”) was organized under the laws of the state of Nevada on December 7, 1999. The Company is primarily engaged in the business of selling oil and gas produced from its oil and gas properties, as well as acquiring, developing and selling oil and gas properties to companies located in the continental United States. The Company’s principal operations began in June 2003 when it purchased an interest in eight oil and gas producing wells. On October 6, 2006, the Company was considered to have re-entered the development stage.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)	Reporting Currency

The U.S. Dollar has been used as the unit of measurement in these financial statements.

b)	Oil and Gas Producing Activities

The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed.

If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drillings and average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. The Company evaluates purchases for potential intangible items. However, all intangible items have been determined to be insignificant.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

b)	Oil and Gas Producing Activities (cont’d)

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

c)	Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipelines at the well head. The Company believes that both oil and gas revenues should be recognized at these times because ownership of the oil and gas generally passes to the customer at these times. Management believes that this policy meets the criteria of the Security and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

The Company does not have any gas balancing arrangements.

d)	Asset Retirement Obligation

The Company has recognized a liability based on the present value of the estimated costs related to its obligation to plug and abandon the oil and gas wells its owns. The Company has also capitalized the costs of the liability through increasing the carrying amount of its oil and gas properties. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will settle the obligation for its recorded amount or incur a gain or loss upon settlement.

e)	Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

f)	Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

g)	Income Tax

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred taxes are provided under a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h)	Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the total undiscounted cash flows expected from its use and disposition. For the periods ended December 31, 2006 and December 31, 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

i)	Earnings (Loss) per Share

The Company adopted SFAS No.128, “Earnings per Share” which requires disclosure on the financial statements of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. In contrast, diluted earnings (loss) per share considers the potential dilution that occurs from other financial instruments that would increase the total number of outstanding shares of common stock.

j)	Pension and Post-employment Benefits

The Company’s mandatory contributions to the governmental pension plan are expensed when incurred. Discretionary pensions and other post-employment benefits are not material.

k)	Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration.

The Company provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses that, once they materialize, are consistent with management’s forecasts.

For other receivables, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

l)	Use of Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

m)	Share-Based Payment

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) for stock options and similar equity instruments (collectively, “options”) issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

n)	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment to FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; establishes a requirement to evaluate interests in securitized financial assets to identify interests that. are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125” (“SFAS No. 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

n)	Recent Accounting Pronouncements (cont’d)

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No.140” (“SFAS No. 156”). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and results of operations.

In April 2006, the FASB issued FSP No. 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN No. 46(R)-6”). FSP FIN No. 46(R)-6 provides accounting guidance on how to distinguish between arrangements that create variability (i.e., the risks and rewards) within an entity and arrangements that are subject to that variability (i.e., variable interests). FSP FIN No. 46(R)-6 is responding to a need for accounting guidance on arrangements that can be either assets or liabilities (i.e., derivative financial instruments). FSP FIN No. 46(R)-6 is effective for the first fiscal period that begins after June 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In June 2006, the FASB issued Financial Accounting Standards Interpretation (“FIN”) FIN No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides accounting guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritises the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

n)	Recent Accounting Pronouncements (cont’d)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

In May, 2007 the FASB issued FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48, and accordingly, the Company will apply the provisions of FIN 48-1 effective January 1, 2007. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

3.	Loan Receivable

The loan receivable from Volga-Neft Limited Company (“Volga-Neft”), a society with limited liability organized under the laws of the Russian Federation, bears interest at 4% per annum, matures December 8, 2008 and is secured by the assets of Volga-Neft and by a guarantee from Volga-Neft.

On June 14, 2007, the Company rescinded the October 6, 2006 purchase of Volga-Neft (see note 10). As part of the rescission agreement, the loan to Volga-Neft were converted to a promissory note. The note is non-interest bearing if the principal is repaid by September 1, 2007. On June 18, 2007 the note was repaid.

4.	Oil and Gas Properties

Oil and gas properties are comprised as follows:

	Cost	2006 Accumulated Depletion and Amortization	Cost		2005 Accumulated Depletion and Amortization
Proved oil and gas properties and related equipment	$-	$-		$56,250	9,034

Capitalized costs related to asset retirement obligation	-	-		1,125	-

	$-	$-		$57,375	9,034

Net carrying amount	$-	$-	$		48,341

5.	Advance from Related Party

The advance from a director is non-interest bearing, unsecured and has no specified terms of repayment.

6.	Loan Payable

The loan payable to Blue Water Partners is non-interest bearing, unsecured and due on demand.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

7.	Asset Retirement Obligation

Following is a reconciliation of the aggregate retirement liability associated with the Company's obligation to plug and abandon its oil and gas properties:

	2006	2005
Balance at beginning of year	$-	$2,060
Abandonment of wells	-	(797)
Accretion expense	-	64

Balance at end of year	$-	$1,327

8.	Capital Stock

On October 6, 2006, an assignment and bill of sale was entered into between the Company and Ruairidh Campbell, a former officer and director of the Company. Pursuant to the assignment, Mr. Campbell agreed to transfer to the Company his 3,250,000 shares of the Company’s common stock, for cancellation. In consideration thereof, the Company agreed to assign to Mr. Campbell the Company’s interest in and to certain oil and gas wells known as the Galvan Ranch Gas Wells, which are located in Webb County, Texas.

On November 29, 2006, the Company issued 400,000 common shares for salaries valued at $1,113,000.

On December 18, 2006, the Company issued 25,000 common shares for salaries value at $71,250.

9.	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109. This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

9.     Income Taxes (cont’d)

The provision for income taxes has been computed as follows:

Expected income tax recovery at the statutory rate -31% (2005 - 31%)		$367,383	$1,000

Valuation allowance		(367,383)	(1,000)

Provision for income taxes	$		$-

The Company has tax losses available to be applied against future years’ income. Due to the losses incurred in the current period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and stock option compensation expense will not be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As of December 31, 2006 and 2005, the Company had approximately $365,000 and $42,000 respectively, of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred.

Expiry 2025	$42,000
Expiry 2026	365,000

$407,000

10.	Rescission Agreement of Stock Purchase Agreement

On October 6, 2006 the Company entered into a stock purchase agreement to acquire 100% of Volga-Neft resulting in the issuance of 10,000,000 restricted common shares, valued at $11,700,000. However, on June 14, 2007 the Company entered into an agreement to rescind the October 6, 2006 stock purchase agreement due to the Company discovering material inaccuracies in certain representations and warranties made by Volga-Neft and the Company’s dissatisfaction with the transactions described in the stock purchase agreement. As a result of the rescission agreement, Volga-Neft returned the 10,000,000 common shares they hold in the Company and provided a promissory note in the amount of $4,200,000 covering the $3,000,000 of loans they received as at June 14, 2007 plus costs and damages associated with the rescission agreement in the amount of $1,200,000. The promissory note was subsequently sold for $3,000,000 resulting in a discount of $1,200,000. The promissory note was collected on June 18, 2007.

STAR ENERGY CORPORATION (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

10.	Rescission Agreement of Stock Purchase Agreement (cont’d)

In management’s opinion, after consulting with their legal council, as the stock purchase agreement was rescinded by the Rescission Agreement, the original stock purchase agreement was nullified and therefore treated as if it never occurred. All parties are returned to their respective positions before they entered into the stock purchase agreement.

11.	Subsequent Event

On February 9, 2007, the Company entered into a securities purchase agreement, where the Company sold $7,500,000 in principal amount of convertible debentures. The debentures are convertible into common shares at the option of the holder at an exercise price of $2. The debentures bear interest at 8% per annum, are guaranteed by Volga-Neft and are due three years from their date of issuance. In addition, the debenture holders were issued warrants which allow the purchaser to purchase up to a number of common shares equal to 65% of such purchaser’s subscription amount divided by the initial conversion price, with an exercise price equal to $3.81, subject to adjustments. As the Company is in breach of certain covenants the debentures are currently due on demand.

On March 1, 2007, the Company issued 250,000 common shares for finance services which were valued at $870,000.

On April 11, 2007, the Company issued 20,000 common shares for finance services which were valued at $76,000.

On June 14, 2007, the Company signed a rescission agreement as described in note 10 whereby the purchase of Volga-Neft was rescinded and the loan receivable was repaid.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On November 16, 2006, we dismissed Jones Simkins, P.C. as our principal independent accounting firm, and retained SF Partnership, LLP as our principal independent registered public accounting firm. The decision to change accountants was recommended and approved by Star’s Board of Directors.

The Termination of Jones Simkins, P.C.

Jones Simkins, P.C. was Star’s independent registered public accounting firm for the previous two fiscal years and for the period since then until November 16, 2006. None of Jones Simkins, P.C.‘s reports on Star’s financial statements during either of the previous two fiscal years and for the period since then until November 16, 2006 (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope or accounting principles, which would include an uncertainty regarding the ability to continue as a going concern, and, during those periods, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Jones Simkins, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the period in which Jones Simkins, P.C. served as Star’s principal independent accountants.

The Engagement of SF Partnership, LLP

Prior to November 16, 2006, the date that SF Partnership, LLP was retained as Star’s principal independent registered public accounting firm:

(1) Neither Star nor anyone on Star’s behalf consulted SF Partnership, LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Star’s financial statements;

(2) Neither a written report nor oral advice was provided to Star by SF Partnership, LLP that we concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; and

(3) Star did not consult SF Partnership, LLP regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2006 (the end of the period covered by this report). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB had been recorded and made known to them in a timely fashion. Specifically, we identified deficiencies in our disclosure controls and procedures related to the retention, supervision and communication with the appropriate personnel involved with the audit of Volga-Neft, and in our procedures pertaining to the engagement of auditors of Volga-Neft. Management evaluated the impact of these control deficiencies on our company, including our inability to timely file this Form 10-KSB, and has concluded that the control deficiencies represent a material weakness in our controls.

We have begun an investigation into the events and procedures involving the Volga-Neft audit and our controls and procedures regarding engagement and communication with our independent auditors. We believe that any measures taken with regard to our controls and procedures as a result of the investigation will benefit us by reducing the likelihood of a similar event occurring in the future.

Additional evaluation is required to remedy these deficiencies and we are currently in the process of improving and strengthening our controls and procedures. As part of our efforts to remedy existing deficiencies we are seeking to improve supervision over our accounts and improve communication with outside vendors, including auditors we hire. We are also implementing policies to better define the responsibilities and authority of our audit committee through the adoption of an audit committee charter.

Changes in Internal Controls

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our management, including the chief executive officer and chief financial officer, do not expect that our disclosure controls or internal controls will prevent all errors and all fraud, but are designed to provide reasonable assurance in achieving its objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by the override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters, and Control Persons

Our directors and executive officers are listed in the table below. No person who is not an executive officer or director is expected to make any significant contributions to Star.

Name	Age	Position	Period of Service

Patrick J. Kealy	64	CEO and President	Since November 16, 2006
Marcus Segal	35	Chief Financial Officer and	Director since July 19, 2006; CFO
		Director	since November 16, 2006
F. Bryson Farrill	80	Director	Since October 12, 2006

Patrick J. Kealy possesses over 30 years of experience in financial services, including investment management in Russia. Immediately prior to joining us, Mr. Kealy served as Chairman of SwissFone International, Ltd, an international long distance service provider, from December 2002 to February 2006. He was also the Chairman of the Board of Telemetrix Inc., a publicly traded company specializing in reselling cellular services, from April 15, 2004 through September 3, 2004. Mr. Kealy held various management positions in investment firms from 1965 to 2002. Mr. Kealy graduated from Notre Dame University in 1965 with a BBA Degree in Finance.

Marcus Segal has, in addition to serving as our President and Chief Executive Officer from July 19, 2006 until November 15, 2006 and our Chief Financial Officer and a Director since November 16, 2006, Mr. Segal has, since August 1, 2003, served as Vice President of Operations and Acting Chief Financial Officer for Vindicia Inc., a technology company specializing in credit card fraud prevention, and as Chief Financial Officer of Stargold Mines, Inc. since November 7, 2006. Prior to joining Vindicia, Mr. Segal served as Vice President of Operations at EMusic.com from January 3, 2000 until December 31, 2003, a leading Internet-based music subscription service, where he was responsible for the Human Resources, Production, Customer Service, Royalty Administration, and Business Affairs departments of eMusic through that company’s acquisition by Vivendi/Universal’s Universal Music Group in 2002. Prior to his service at EMusic, Mr. Segal served as the Executive in Charge of Production/Chief Operating Officer for The Documedia Group from December 1, 1996 until December 31, 1999 an award-winning documentary production company based in Los Angeles. His projects included the 52-hour Sworn to Secrecy series for The History Channel and The Last Days of WWII for the A&E Network, for which he was nominated for an Emmy. Mr. Segal holds an MBA from Pepperdine University’s Graziadio School of Business, was named a National Journalism Center Fellow in 1996, and received a BA in English Literature from the University of California at Santa Barbara.

Under our Bylaws, directors hold office until their respective successors are elected and officers hold office until he or she resigns or is removed or otherwise disqualified to serve, or his or her successor is appointed and qualified. There are no family relationships among any of our directors or executive officers.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Star, Star is aware of certain persons who during the fiscal year ended December 31, 2006 were directors, officers, or beneficial owners of more than ten percent of the common stock of Star who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year as follows: (i) Marcus Segal, our Chief Financial Officer and a Director, filed his Form 3 after its due date; (ii) Marcus Segal did not file a Form 4 reflecting his acquisition on November 8, 2006 of 100,000 shares of our common stock, although he did file a Form 5 reflecting such transaction; (iii) Leonid Konstantinovich Nechayev, a former Director, filed his Form 3 after its due date; (iv) F. Bryson Farrill did not file a Form 4 reflecting his acquisition on November 8, 2006 of 25,000 shares of our common stock, although he did file a Form 5 reflecting the transaction; and Ruairidh Campbell, a former officer and Director, did not file a Form 4 reflecting his transfer to us on October 5, 2006 of 3,250,000 shares of our common stock, although he did file a Form 5 reflecting the transaction.

Code of Ethics

Star has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, including our principal executive officer, principal financial officer, controller, and persons performing similar functions. Star has incorporated a copy of its Code of Ethics as Exhibit 14.1 into this Form 10-KSB.

Procedures for Recommending Nominees to the Board of Directors

Our Board of Directors does not have a formal policy with regard to the consideration of any director recommended by security holders due to our relatively small size and the fact that we presently have no operating activities.

Audit Committee Financial Expert

The board of directors has established an audit committee, which presently consists only of F. Bryson Farrill, who is our audit committee financial expert and who we have determined meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

During the fiscal year ended December 31, 2006, none of our executive officers earned compensation exceeding $100,000 per year. The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2006 for services rendered to us and our subsidiaries in all capacities by all individuals who served as our principal executive officer, or served in a similar capacity, during the year ended December 31, 2006, regardless of compensation level:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)

Patrick J. Kealy (1)	2006	20,000	74,860 (2)	94,860

Marcus Segal (3)	2006	2,000 (4)	25,767 (5)	27,767

Nafi Onat (6)	2006	0	0	0

(1) Mr. Kealy has been serving as our President, Chief Executive Officer and a Director since November 18, 2006.

(2) These shares were issued pursuant to the Employment Agreement dated November 16, 2006 between Star and Mr. Kealy. Pursuant to the rules of the Securities and Exchange Commission relating to executive compensation, represents only the dollar amount recognized for financial statement reporting purposes in 2006, computed in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Compensation.” The value of these shares was based on the average closing bid and asked prices for our common stock on November 16, 2006.

(3) Mr. Segal served as our President and Chief Executive Officer and Chief Financial Officer from July 19, 2006 until November 16, 2006 and has served solely in the capacity of our Chief Financial Officer since November 18, 2006. He has been serving as a Director since July 19, 2006.

(4) Fees for services as a director.

(5) Pursuant to the rules of the Securities and Exchange Commission relating to executive compensation, represents only the dollar amount recognized for financial statement reporting purposes in 2006, computed in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Compensation.” The value of these shares was based on the average closing bid and asked prices for our common stock on November 8, 2006.

(6) Mr. Onat resigned from his position as Chief Executive Officer and a Director on July 19, 2006.

We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. Except as noted in the footnotes to the Summary Compensation Table, no equity incentive plan awards nor non-equity incentive plan compensation was granted or earned during 2006. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the year ended December 31, 2006 and none are outstanding.

Outstanding Equity Awards

As of December 31, 2006, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Employment Agreements

On November 16, 2006, we entered into an Employment Agreement with Patrick J. Kealy, pursuant to which we agreed to employ Mr. Kealy as our Chief Executive Officer and President for a one year term. The agreement provides for Mr. Kealy to receive a salary of $150,000 during such one-year term. In addition to his salary, Mr. Kealy received 300,000 shares of our common stock. The fair market value of such shares was $828,000, based on the average closing bid and asked prices for our common stock on November 16, 2006. The agreement provides that Mr. Kealy’s employment could be terminated by us or Mr. Kealy for any reason or without reason at any time within the first three month period of the term, in which event 250,000 of the shares issued to him were to be returned to our Company and be cancelled. Neither party exercised that right.

Compensation of Directors

There were no standard arrangements pursuant to which our Directors were compensated in their capacity as such during the fiscal year ended December 31, 2006. The following individuals who served as directors at any time during this past fiscal year did not receive compensation for their services rendered: Pierre Besuchet; Ruairidh Campbell; Georg Hochwimmer; Konstantin Leonid Nechaev; and Nafi Onat.

The following table sets forth certain information regarding the compensation paid to our Directors during the fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash $	Stock Awards ($)	Total ($)

F. Bryson Farrill	10,000	2,733	12,733

(1) Pursuant to the rules of the Securities and Exchange Commission relating to executive compensation, represents the dollar amount recognized for financial statement reporting purposes in 2006, computed in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Compensation,” of 25,000 shares of common stock issued to Mr. Farrill on November 8, 2006, in consideration for services rendered by Mr. Farrill. The balance of the value of the shares will be recognized in 2007. The value of these shares was based on the average closing bid and asked prices of our common stock on November 8, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 31, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 29,007,500 shares of our common stock issued and outstanding as of June 18, 2007. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Patrick J. Kealy	Common	300,000	*

Marcus Segal	Common	100,000	*

F. Bryson Farrill	Common	25,000	*

All Executive Officers and Directors	Common	425,000	1.5%
as a Group (4 persons)

*less than one percent

Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

On October 6, 2006, we entered into an Assignment and Bill of Sale with Ruairidh Campbell, who at the time was as executive officer and director until October 5, 2006. Pursuant to such assignment, we assigned to Mr. Campbell all of our interests, consisting of a 15% working interest and 12% net revenue interest, in and to the five oil and gas wells known as the “Galvan Ranch Gas Wells,” located in Webb County, Texas. In consideration therefor, Mr. Campbell transferred to us for cancellation and return to our authorized but unissued common shares the 3,250,000 shares of our common stock held by him.

Director Independence

We believe that F. Bryson Farrill, who is the sole director presently serving on the audit committee of our Board of Directors, currently meets the definition of “independent” directors as promulgated by the rules and regulations of NASDAQ. In determining that Mr. Farrill is independent, our Board of Directors considered its decision in awarding Mr. Farrill 25,000 shares of our common stock in consideration for services rendered by him. See “Compensation of Directors” in Item 10 of this Report.

ITEM 13.	EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

3.2	Amended Articles of Incorporation of Star (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003).

3.3	Bylaws of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

4.1	Form of the Company's 8% Secured Convertible Debenture due 2010 (incorporated by reference to Exhibit 4.1 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.3	Form of Security Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 4.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.4	Form of Subsidiary Guarantee dated as of February 9, 2007 (incorporated by reference to Exhibit 4.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.1	Assignment and Bill of Sale between the Star and Monument Resources, Inc. in connection with that acquisition of the Galvan Ranch wells interest (incorporated by reference from the Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2003).

10.2	Stock Purchase Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.1 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.3	Rescission Agreement of Stock Purchase Agreement dated June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (included herein).

10.4	Promissory Note dated June 14, 2007 issued by Volga-Neft Limited Company in favor of Star Energy Corporation (included herein).

10.5	Assignment, Assumption and Release, dated as of June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company and JSC Capital Department Stores (included herein).

10.6	Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and IAB Island Ventures SA (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.7	Assignment and Bill of Sale, dated October 6, 2006, between Star Energy Corporation and Ruairidh Campbell (incorporated by reference to Exhibit 10.3 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.8	Form of Securities Purchase Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.1from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.9	Form of Registration Rights Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.10	Form of Lock-Up Agreement dated as of February 9,2007 (incorporated by reference to Exhibit 10.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.11	Agreement dated December 14, 2006 between Star Energy Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 10.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.12	Employment Agreement with Patrick J. Kealy (incorporated by reference to Exhibit 10.5 from the Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

14.1	Code of Ethics adopted March 1, 2004 (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant

Jones Simkins, P.C. provided audit services to Star in connection with its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. On November 16, 2006, Star dismissed Jones Simkins, P.C. as its principal independent registered public accounting firm, and retained SF Partnership, LLP. SF Partnership LLP provided audit services to Star in connection with its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Audit Fees

To date, we have paid $30,000 to SF Partnership LLP on account of professional services rendered for the audit of the Company’s annual financial statements included in this Annual Report on Form 10-KSB. The aggregate fees billed by Jones Simkins, P.C., our former independent auditors, for professional services rendered for the audit of the Company’s annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and the review of the unaudited financial statements included in the Company’s three Quarterly Reports on Form 10-QSB during the year ended December 31, 2006 through November 16, 2006 (the date of dismissal) was $7,520.

Audit-Related Fees

We incurred no fees for assurance and related services by our independent registered public accounting firms that were reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2006 and 2005.

Tax Fees

SF Partnership LLP is not performing tax services for us for the year ended December 31, 2006. Jones Simkins, P.C. billed us $1,118 for tax services for the year ended December 31, 2005.

All Other Fees

We incurred no fees for all other professional services rendered by our independent registered public accounting firms for the years ended December 31, 2006 or 2005.

Policy on pre-approval of audit and permissible non-audit services

Our Board of Directors unanimously approved the fees paid to our independent registered public accounting firms for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor. None of the hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of June, 2007.

STAR ENERGY CORPORATION By: Patrick J. Kealy Patrick J. Kealy Chief Executive Officer and President (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Patrick J. Kealy Patrick J. Kealy	Principal Executive Officer and President	June 18, 2007

Marcus Segal Marcus Segal	Chief Financial Officer	June 18, 2007
(Principal Financial and Accounting Officer)
and Director

F. Bryson Farrill F. Bryson Farrill	Director	June 18, 2007

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

3.2	Amended Articles of Incorporation of Star (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003).

3.3	Bylaws of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

4.1	Form of the Company's 8% Secured Convertible Debenture due 2010 (incorporated by reference to Exhibit 4.1 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.3	Form of Security Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 4.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.4	Form of Subsidiary Guarantee dated as of February 9, 2007 (incorporated by reference to Exhibit 4.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.1	Assignment and Bill of Sale between the Star and Monument Resources, Inc. in connection with that acquisition of the Galvan Ranch wells interest (incorporated by reference from the Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2003).

10.2	Stock Purchase Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.1 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.3	Rescission Agreement of Stock Purchase Agreement dated June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (included herein).

10.4	Promissory Note dated June 14, 2007 issued by Volga-Neft Limited Company in favor of Star Energy Corporation (included herein).

10.5	Assignment, Assumption and Release, dated as of June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company and JSC Capital Department Stores (included herein).

10.6	Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and IAB Island Ventures SA (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.7	Assignment and Bill of Sale, dated October 6, 2006, between Star Energy Corporation and Ruairidh Campbell (incorporated by reference to Exhibit 10.3 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.8	Form of Securities Purchase Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.1from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.9	Form of Registration Rights Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.10	Form of Lock-Up Agreement dated as of February 9,2007 (incorporated by reference to Exhibit 10.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.11	Agreement dated December 14, 2006 between Star Energy Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 10.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.12	Employment Agreement with Patrick J. Kealy (incorporated by reference to Exhibit 10.5 from the Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

14.1	Code of Ethics adopted March 1, 2004 (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein)