Form 10QSB
period 2007-03-31
STAR ENERGY CORP
filed 2007-06-19
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________.

Commission file number: 000-29325

Star Energy Corporation (Name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)		87-0643634 (IRS Employer Identification Number)
317 Madison Avenue, New York, New York 10017 (Address of Principal Executive Offices) (Zip Code)
(212) 500-5006 (Issuer’s telephone number, including area code)

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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the issuer's only class of common equity), as of June 18, 2007 was 29,007,500.

Transition Small Business Disclosure Format. Yes      No

TABLE OF CONTENTS

Page
PART I

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Balance Sheet as of March 31, 2007

Unaudited Statements of Operations for the three months ended March 31, 2007 and 2006

Unaudited Statements of Cash Flows for the three months ended March 31, 2007 and 2006

Notes to the Unaudited Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3.	CONTROLS AND PROCEDURES

PART II

ITEM 6.	EXHIBITS

SIGNATURES

INDEX TO EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
March 31, 2007 and 2006

	2007	2006
ASSETS
Current
Cash	$2,446,829	$21,736
Investment in available for sale securities (note 4)	592,500	-
Accounts receivable	-	12,497
Loan receivable (note 5)	3,000,000	-
Prepaid expenses	833,215	-
Deposit - intent of business combination	-	25,000

Total Current Assets	6,872,544	59,233
Oil and Gas Properties	-	47,396
Deferred Financing Costs (note 6)	504,167	-

Total Assets	$7,376,711	$106,629

LIABILITIES
Current
Accounts payable	$5,660	$14,448
Accrued liabilities	755,010	-
Advance from related party (note 7)	2,785	-
Note payable	-	30,000
Convertible debentures (note 8)	7,500,000	-

Total Current Liabilities	8,263,455	44,448
Asset Retirement Obligation	-	1,337

Total Liabilities	8,263,455	45,785

STOCKHOLDERS' DEFICIT
Capital Stock (note 9)
Authorized
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued
28,987,500 common stock (2005 - 31,562,500)	28,988	31,563
Additional Paid-in Capital	2,089,815	77,363
Accumulated Deficit and Deficit Accumulated During the Development Stage	(3,005,547)	(48,082)

Total Stockholders' (Deficit) Equity	(886,744)	60,844

Total Liabilities and Stockholders' Equity	$7,376,711	$106,629

        (The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations and Comprehensive Loss
Three Months Ended March 31, 2007 and 2006, and the Period from
Re-entering the Development Stage through to March 31, 2007

	2007	2006	(Note 1) Period from Re-entering the Development Stage through to Mar. 31, 2007
Oil and Gas Revenues	$-	$14,576	$(508)
Other Income	4,176	-	4,176

	4,176	14,576	3,668

Operating Expenses
Consulting	905,000	-	905,000
Salary and benefits	369,717	-	369,717
Advertising and promotion	150,972	-	150,972
Professional fees	135,607	-	135,607
Interest and bank charges	100,660	-	100,660
Office and general	53,258	18,413	546,623
Travel	26,604	-	26,604
Insurance	6,198	-	6,198
Rent	4,700	-	4,700
Telephone	1,252	-	1,252
Production costs	-	3,989	-
Depreciation - equipment	-	945	-
- deferred financing cost	45,833	-	45,833

Total Operating Expenses	1,799,801	23,347	2,293,166

Operating Loss	(1,795,625)	(8,771)	(2,289,498)

Other Income (Expense)
Debt forgiven	-	-	30,000
Cost associated with the rescission of the stock purchase
agreement	-	-	(650,000)

Total Other Income (Expenses)	-	-	(620,000)

Loss Before Income Taxes	(1,795,625)	(8,771)	(2,909,498)
Provision for income taxes (note 10)	600	-	600

Net Loss and Comprehensive Loss	$(1,796,225)	$(8,771)	$(2,910,098)

Basic and Diluted Loss Per Weighted
Average Number of Shares Outstanding
During the Period	(0.0621)	(0.0003)

Basic and Diluted Weighted Average Number
of Shares Outstanding During the Period	28,904,167	31,562,500

        (The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Deficit
Three Months Ended March 31, 2007 and 2006 and the Period from
Re-entering the Development Stage through to March 31, 2007

	Number of Common Shares	Capital Stock	Additional Paid-in Capital	Accumulated Deficit and Deficit Accumulated During the Development Stage	Stockholders' (Deficit) Equity

Balance, January 1, 2006	31,562,500	$31,563	$77,363	$(39,311)	$69,615

Net loss for the period	-	-	-	(8,771)	(8,771)

Balance, March 31, 2006	31,562,500	$31,563	$77,363	$(48,082)	$60,844

Balance, January 1, 2007	28,737,500	$28,738	$1,220,065	$(1,209,322)	$39,481

Common shares issued for services (note 9)	250,000	250	869,750	-	870,000

Net loss for the period	-	-	-	(1,796,225)	(1,796,225)

Balance, March 31, 2007	28,987,500	$28,988	$2,089,815	$(3,005,547)	$(886,744)

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
Three Months Ended March 31, 2007 and 2006, and the Period from
Re-entering the Development Stage through to March 31, 2007

	2007	2006	(Note 1) Period from Re-entering the Development Stage through to Mar. 31, 2007

Cash Flows from Operating Activities
Net loss	$(1,796,225)	$(8,771)	$(2,910,098)
Adjustment to reconcile non-cash item:
Depreciation- equipment	-	955	-
- deferred financing cost	45,833	-	45,833
Issuance of common stock for services	870,000	-	2,054,250

	(880,392)	(7,816)	(810,015)
Change in non-cash working capital:
Accounts receivable	-	(4,206)	7,968
Prepaid expenses	247,675	1,900	(833,215)
Deposit - intent of business combination	-	(25,000)	-
Accounts payable	(369,667)	12,883	(687)
Accrued liabilities	90,010	-	755,010

Net Cash Used in Operating Activities	(912,374)	(22,239)	(880,939)

Cash Flows from Investing Activities

Purchase of available for sale securities	(592,500)	-	(592,500)
Loan receivable	(2,000,000)	-	(3,000,000)
Proceeds from note payable	-	-	44,403

Net Cash Used in Investing Activities	(2,592,500)	-	(3,548,097)

Cash Flows from Financing Activities
Proceeds from note payable	-	30,000	(30,000)
Cancellation of common shares on sale of oil and gas properties	-	-	(44,403)
Proceeds from issuance of convertible debentures	7,500,000	-	7,500,000
Repayment of loan payable	(1,000,000)	-	-
Deferred financing costs	(550,000)	-	(550,000)

Net Cash Provided by Financing Activities	5,950,000	30,000	6,875,597

Net Increase in Cash	2,445,126	7,761	2,446,561

Cash - Beginning of Period	1,703	13,975	268

Cash - End of Period	$2,446,829	$21,736	$2,446,829

Supplemental Information
During the period, the Company had cash flows arising from interest and income taxes as follows:
Interest paid $	$-	$-	$-

Income taxes paid	$600	$-	$-

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006

1.	Description of Business

Star Energy Corporation (the “Company”) was organized under the laws of the State of Nevada on December 7, 1999. The Company is primarily engaged in the business of acquiring, developing and selling oil and gas properties to companies located in the continental United States. The Company’s principal operations began in June 2003 when it purchased an interest in eight oil and gas producing wells. On October 6, 2006, the Company was considered to have re-entered the development stage.

2.	Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is in the development stage and has realized minimal revenues from its planned operations. The Company has sustained losses of $(1,796,225) and $(8,771) for the periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had working capital deficit of $1,390,911 (2006: $14,785 working capital) and an accumulated deficit of $(3,005,547) (2006: $48,082). The Company has funded operations through the issuance of capital stock. On February 9, 2007, the Company obtained $7,500,000 through debt financing (see note 8). Management’s plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its oil and gas drilling activities. Although the Company plans to pursue additional financing there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)	Reporting Currency

The U.S. Dollar has been used as the unit of measurement in these financial statements.

b)	Marketable securities

Marketable securities are stated at the lower of cost and market.

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

c)	Deferred Financing Costs

Deferred financing costs are stated at cost and have been amortized on a straight line basis over three years.

d)	Oil and Gas Producing Activities

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

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

e)	Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipelines at the well head. The Company believes that both oil and gas revenues should be recognized at these times because ownership of the oil and gas generally passes to the customer at these times. Management believes that this policy meets the criteria of the Security and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

The Company does not have any gas balancing arrangements.

f)	Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

g)	Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of operations, and consists of net income and unrealised gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

h)	Income Tax

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

i)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the total undiscounted cash flows expected from its use and disposition. For the periods ended March 31, 2007 and March 31, 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

j)	Earnings (Loss) per Share

The Company adopted SFAS No.128, “Earnings per Share” which requires disclosure on the financial statements of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. In contrast, dilated earnings (loss) per share considers the potential dilution that occurs from other financial instruments that would increase the total number of outstanding shares of common stock.

k)	Pension and Post-employment Benefits

The Company’s mandatory contributions to the governmental pension plan are expensed when incurred. Discretionary pensions and other post-employment benefits are not material.

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

l)	Concentration of Credit Risk

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

m)	Use of Estimates

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

n)	Share-Based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) for stock options and similar equity instruments (collectively, “options”) issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 10.

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

o)	Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritises the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

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

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006

4.	Investment in Available for Trade Securities

Number of Shares			2007			2006
		Market 2006	Market 2006		Market 2006	Market 2006
200,000	- American Gen Finance Disc CP.	$197,500		$197,500	$-		$-
200,000	- Intesa Funding LLC Disc CP.	197,500		197,500	-		-
200,000	- New Center Asset Disc CP	197,500		197,500	-		-

		$592,500		$592,500	$-		$-

5.	Loan Receivable

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

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006

6.	Deferred Financing Costs

	Cost	2007 Accumulated Depletion	Cost	2006 Accumulated Depletion
Financing costs	$550,000	$45,833	$-	$-

Net carrying amount		$504,167		$-

7.	Advance from Related Party

The advance from a director is non-interest bearing, unsecured and has no specified terms of repayment.

8.	Convertible Debentures

On February 9, 2007, the Company entered into a securities purchase agreement, whereby the Company sold $7,500,000 in principal amount of debentures. The debentures are convertible into common shares at the option of the holder at an exercise price of $2.00. The debentures have a conversion price adjustment clause to adjust the conversion price based on certain events including a stock split or a stock offering at less than $2.00 per share. The debentures bear interest at 8% per annum, are guaranteed by Volga-Neft up until the date of the rescission agreement and are due 3 years from their date of issuance. In addition, the debenture holders were issued warrants which allows the purchaser to purchase up to 2,437,500 common shares being equal to 65% of such purchaser’s subscription amount divided by the initial conversion price, with an exercise price equal to $3.81, subject to adjustments therein.

The Company is currently in default of a debt covenant as it has not filed all its SEC reports required to be filed. As such, the convertible debentures are due on demand and bear interest at 18% per annum. The cause of the breach was as a result of the acquisition of Volga-Neft as the Company was unable to consolidate the entity due to the unreliability of the financial statements. The Company is currently attempting to rectify the breach of the covenant. It entered into the rescission agreement on June 14, 2007 as disclosed in note 11. As such, in management’s opinion, the Company is not required to consolidate Volge-Neft and therefore management expects to file the December 31, 2006 10-K report and the March 31, 2007 10-Q currently. To date, the debenture holders have not taken any action on the breach of the covenant.

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006

9.	Capital Stock

On March 1, 2007, the Company issued 250,000 common shares for finance services which were valued at $870,000.

10.	Income Taxes

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

The provision for income taxes has been computed as follows:

Expected income tax recovery at the statutory rate -31% (2005 - 31%)	$564,015	$1,000

Valuation allowance	(563,415)	(1,000)

Provision for income taxes	$600	$-

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and stock option compensation expense will not be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As of March 31, 2007 and 2006, the Company had approximately $565,000 and $42,000 respectively, of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred.

Expiry 2025	$9,000
Expiry 2026	365,000
Expiry 2027	565,000

$939,000

11.	Rescission Agreement of Stock Purchase Agreement

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

In management’s opinion, after consulting with their legal council, as the stock purchase agreement was rescinded by the Rescission Agreement, the original stock purchase agreement was nullified and therefore treated as if it never existed.

12.	Subsequent Event

On April 11, 2007, the Company issued 20,000 common shares for finance services which were valued at $76,000.

On June 14, 2007, the Company signed a rescission agreement as described in note 11, whereby the purchase of Volga-Neft was rescinded and the loan receivable was repaid.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “may,” “should,” “anticipates,” “intends,”“expects,” “believes,” “plans,” “predicts,”“estimates,” “strategy” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These risks and uncertainties include, but are not limited to, the following, many of which are beyond our control: our ability to obtain waivers or renegotiate the terms of our 8% Secured Convertible Debentures; the sufficiency of existing capital resources; our ability to raise additional capital to fund cash requirements for future operations; our ability to obtain and maintain sufficient energy reserves to fund and maintain operations; the market for any oil and gas production we may generate; domestic and foreign political conditions; the overall level of supply of and demand for oil and gas; the price of imports of oil and gas; weather conditions; the price and availability of alternative fuels; the proximity and capacity of oil pipelines and other transportation facilities; uncertainties related to our future business prospects, including with possible future acquisitions; the volatility of the stock market in general and our common stock specifically; our ability to maintain the quotation of our common stock on the Over the Counter Bulletin Board; and general economic conditions.

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

Overview

        We were incorporated in Nevada on December 7, 1999. From November 21, 2002, until October 6, 2006, we were engaged, as an independent oil and natural gas producer, in the exploration, development, production and sale of gas derived from five oil and gas wells, known as the “Galvan Ranch Gas Wells,” located in Webb County, West Texas, Texas, in each of which we had a 15% working interest and a 12% net revenue interest. The wells were on five separate parcels of land spread over 425 acres of the Galvan Ranch.

        On October 6, 2006, we entered into an Assignment and Bill of Sale with Ruairidh Campbell, at the time one of our officers and directors, pursuant to which we assigned to Mr. Campbell all of our interests in and to the Galvan Ranch Gas Wells. In consideration therefor, Mr. Campbell transferred to us, for cancellation and return to our authorized but unissued common shares, the 3,250,000 shares of our common stock owned by him. As a result, since October 6, 2006, we no longer have had any interest in the Galvan Ranch Gas Wells and are no longer engaged in the oil and gas business in Texas.

        Pursuant to a Stock Purchase Agreement, on October 6, 2006, we acquired 100% of the capital stock of Volga-Neft Limited Company, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia (“Volga-Neft”) in consideration for our issuance to the stockholders of Volga-Neft of an aggregate of 10,000,000 shares of our common stock, representing at the time 25.6% of our issued and outstanding shares. Thereafter we advanced $3,000,000 of working capital to Volga-Neft. Volga-Neft (i) sells to local oil exporters, wholesalers, and distributors crude oil it has purchased from local oil developers and (ii) processes crude oil purchased from local oil developers, selling the processed petroleum products in the local market to oil exporters, wholesalers, and distributors. As a result of such acquisition, Volga-Neft became our wholly-owned subsidiary.

        In April 2007, we were advised that the financial statements of Volga-Neft purportedly audited by RSM Top-Audit in Russia for periods prior to our acquisition of Volga-Neft, that we filed with the Securities and Exchange Commission on a Form 8-K/A on December 8, 2006, should no longer be relied upon because the individuals who purportedly performed the audit were not the auditing firm’s representatives. These financial statements pertain to the audited balance sheets of Volga-Neft as of October 6, 2006 and December 31, 2005, and the related statements of income, stockholders’ equity, and cash flows for the period January 1, 2006 through October 6, 2006 and the year ended December 31, 2005. We filed a Current Report on Form 8-K to disclose these developments on May 11, 2007.

        Together with our audit committee, we are carefully examining the events leading to the auditing firm’s determination that the financial statements for Volga-Neft included in our December 8, 2006 Form 8-K/A could not be relied upon and whether the management of Volga-Neft acted complicitly with those who prepared the audit. With the assistance and approval of our audit committee and company management, we have engaged special investigative counsel in relation to this matter. We are continuing our investigation and intend to provide updated disclosure through a Current Report on Form 8-K when the investigation is completed, which we anticipate will be shortly.

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

Results of Operations

        The Company had no operations during the first quarter of 2007, as a result of its disposition of the Galvan Ranch Wells in October 2006, and, therefore, had no oil and gas revenues, production costs or depreciation expense in the 2007 period.

        Other income in the 2007 period was primarily interest income related to the investment of the proceeds of the company’s private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures.

        Our principal operating expenses for the 2007 period consisted of:

        Consulting expense consisted primarily of $870,000 payable in stock and $35,000 payable in cash to consultants.

        Salary and benefits consisted of $291,812 representing the amortized portion of compensation expense related to the issuance of shares to certain officers and directors in 2006, $57,000 for officers’ salaries and benefits and $14,985 for salaries and benefits for other employees.

        Professional fees of $135,607 were for legal and accounting fees.

        Virtually all of the interest expense of $100,660 represents accrued interest on our $7,500,000 8% Secured Convertible Debentures issued on February 9, 2007.

        Office and general expense was $34,844 higher in the 2007 three month period than the 2006 three month period due to higher general expenses for investor relations.

        Travel expense represents trips to the Russian Federation in connection with Volga-Neft.

        Deferred financing costs relates to the amortized portion of the fee payable to the placement agent for the offering of our Debentures.

Liquidity and Capital Resources

        In February 2007, we issued On February 9, 2007, we entered into a Securities Purchase Agreement with institutional investors pursuant to which we sold $7,500,000 principal amount of our 8% Secured Convertible Debentures for a total gross purchase price of $7,500,000 (the “Debenture Financing”). We paid Rodman & Renshaw LLC, placement agent for the Debenture Financing, $525,000 (7% of the gross proceeds from the sale of such Debentures), plus $25,000 in reimbursement of its expenses, under a placement agency agreement dated February 9, 2007.

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

Potential Acceleration of Our 8% Secured Convertible Debentures

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

        We intend to seek appropriate waivers from the holders of the Debentures. There can be no assurance that we will be successful in our efforts or, if we are successful, the terms of any modification of the Debentures or Registration Rights Agreement.

Off-Balance Sheet Financing

        The Company has no off-balance sheet financing arrangements, within the meaning of Item 303(c) of Securities and Exchange Commission Regulation S-B.

ITEM 3.	CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2007, we issued 250,000 shares of our common stock to a merchant banking firm for consulting services rendered. We believe that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Reference is made to the information under the caption “Management’s Discussion and Analysis – Potential Acceleration of Our 8% Secured Convertible Debentures,” in Item 2 of Part I of this Report.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this June 18, 2007.

STAR ENERGY CORPORATION Marcus Segal Marcus Segal Chief Financial Officer (Principal Financial, and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herein)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herein)