Form 10QSB
period 2007-06-30
STAR ENERGY CORP
filed 2007-08-21
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the issuer's only class of common equity), as of August 17, 2007 was 33,757,500.

Transition Small Business Disclosure Format. Yes      No

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	FINANCIAL STATEMENTS
	Unaudited Balance Sheets as of June 30, 2007	3

	Unaudited Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through to June 30, 2006	4 - 5
	Unaudited Statement of Stockholders' Deficit for the six months ended June 30, 2007 and the period from re-entering the Development Stage (October 6, 2006) through to June 30, 2006	6
	Unaudited Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through to June 30, 2006	7
	Notes to the Unaudited Financial Statements	8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS	18
ITEM 3.	CONTROLS AND PROCEDURES	22
	PART II
ITEM 3.	DEFAULT UPON SENIOR SECURITIES	24
ITEM 6.	EXHIBITS	24
SIGNATURES		25
INDEX TO EXHIBITS		26

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
June 30, 2007
Unaudited

	2007	December 31, 2006 (Audited)
ASSETS
Current
Cash	$4,361,144	$1,703
Marketable securities (note 4)	201,099	-
Loan receivable	-	1,000,000
Prepaid expenses	664,842	1,080,890

Total Current Assets	5,227,085	2,082,593

Deferred Financing Costs (note 5)	510,689	-

Total Assets	$5,737,774	$2,082,593

LIABILITIES
Current
Accounts payable	$23,311	$375,327
Accrued liabilities	833,393	665,000
Advance from related party (note 6)	2,785	2,785
Loan payable	-	1,000,000

Total Current Liabilities	859,489	2,043,112
Convertible Debentures (note 7)	7,500,000	-

Total Liabilities	8,359,489	2,043,112

STOCKHOLDERS' (DEFICIT) EQUITY
Capital Stock (note 8)
Authorized
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued
29,007,500 common stock (2006 - 28,737,500)	29,008	28,738
Additional Paid-in Capital	2,165,795	1,220,065
Accumulated Deficit and Deficit Accumulated During the Development Stage	(4,816,518)	(1,209,322)

Total Stockholders' (Deficit) Equity	(2,621,715)	39,481

Total Liabilities and Stockholders' (Deficit) Equity	$5,737,774	2,082,593

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations and Comprehensive Loss
Six Months Ended June 30, 2007 and 2006,
and the Period from Re-entering the Development Stage
(October 6, 2006) through to June 30, 2007
Unaudited

	2007	2006	(Note 1) Period from Re-entering the Development Stage through to June 30, 2007
Oil and Gas Revenues	$-	$25,021	$508

Operating Expenses
Professional fees	1,068,388	-	1,068,388
Consulting	1,031,016	-	1,031,016
Salary and benefits	738,929	-	738,929
Interest and bank charges	252,019	-	252,019
Advertising and promotion	224,654	-	224,654
Office and general	116,993	64,807	610,358
Travel	43,945	-	43,945
Rent	23,548	-	23,548
Insurance	15,108	-	15,108
Telephone	6,591	-	6,591
Production costs	-	11,362	-
Depreciation - Equipment	-	1,829	-
Depreciation- Deferred financing cost	98,211	-	98,211

Total Operating Expenses	3,619,402	77,998	4,112,767

Operating Loss	(3,619,402)	(52,977)	(4,112,259)

Other Income (Expense)
Debt forgiven	-	-	30,000
Cost associated with the rescission of the stock	-	-	(650,000)
purchase agreement
Other income	12,806	-	12,806

Total Other Income (Expense)	12,806	-	(607,194)

Loss Before Income Taxes	(3,606,596)	(52,977)	(4,719,453)
Provision for income taxes (note 9)	600	-	600

Net Loss and Comprehensive Loss	$(3,607,196)	$(52,977)	$(4,720,053)

Basic and Diluted Loss Per Weighted Average Number of
Shares Outstanding During the Period	$(0.12)	$-

Basic and Diluted Weighted Average Number of Shares
Outstanding During the Period	28,912,500	31,562,500

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations and Comprehensive Loss
Three Months Ended June 30, 2007 and 2006
Unaudited

	2007	2006
Oil and Gas Revenues	$-	$10,445

Operating Expenses
Professional fees	932,781	-
Consulting	126,016	-
Salary and benefits	369,212	-
Interest and bank charges	151,359	-
Advertising and promotion	73,682	-
Office and general	63,735	46,394
Travel	17,341	-
Rent	18,848	-
Insurance	8,910	-
Telephone	5,339	-
Production costs	-	7,373
Depreciation - Equipment	-	884
Depreciation - Deferred financing cost	52,378	-

Total Operating Expenses	1,819,601	54,651

Operating Loss	(1,819,601)	(44,206)

Other Income (Expense)
Other income	8,630	-

Total Other Income (Expense)	8,630	-

Loss Before Income Taxes	(1,810,971)	(44,206)
Provision for income taxes	-	-

Net Loss and Comprehensive Loss	$(1,810,971)	(44,206)

Basic and Diluted Loss Per Weighted Average Number of Shares
Outstanding During the Period	(0.06)	-

Basic and Diluted Weighted Average Number of Shares Outstanding
During the Period	28,990,833	31,562,500

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders’ Deficit
Six Months Ended June 30, 2007 and the Period from Re-entering the Development Stage through to June 30, 2007
Unaudited

	Number of Common Shares	Capital Stock	Additional Paid-in Capital	Accumulated Deficit and Deficit Accumulated During the Development Stage	Stockholders' (Deficit) Equity
Balance, September 30, 2006, date of
re-entering the development stage	31,562,500	$31,563	$77,363	$(96,465)	$12,461
Common shares cancelled (note 8)	(3,250,000)	(3,250)	(41,123)	-	(44,373)
Common shares issued for services (note 8)	425,000	425	1,183,825	-	1,184,250
Net loss for the period	-	-	-	(1,112,857)	(1,112,857)

Balance, December 31, 2006	28,737,500	$28,738	$1,220,065	$(1,209,322)	$39,481
Common shares issued for services (note 8)	250,000	250	869,750	-	870,000
Common shares issued for services (note 8)	20,000	20	75,980	-	76,000
Net loss for the period	-	-	-	(3,607,196)	(3,607,196)

Balance, June 30, 2007	29,007,500	$29,008	$2,165,795	$(4,816,518)	(2,621,715)

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
Six Months Ended June 30, 2007 and the Period from Re-entering the Development Stage through to June 30, 2007
Unaudited

	2007	2006	(Note 1) Period from Re-entering the Development Stage through to June 30, 2007
Cash Flows from Operating Activities
Net loss	$(3,607,196)	$(52,977)	$(4,720,053)
Adjustments to reconcile non-cash item:
Depreciation - equipment	-	1,849	-
- deferred financing cost	98,211	-	98,211
Issuance of common stock for services	946,000	-	2,130,250

	(2,562,985)	(51,128)	(2,491,592)
Change in non-cash working capital:
Accounts receivable	-	2,664	7,968
Prepaid expenses	407,548	1,900	(673,342)
Accounts payable	(352,016)	5,587	16,964
Accrued liabilities	176,893	-	840,847

Net Cash Used in Operating Activities	(2,330,560)	(40,977)	(2,299,155)

Cash Flows from Investing Activities
Purchase of marketable securities	(201,099)	-	(201,099)
Proceeds from collection of loan receivable	1,000,000	-	-
Proceeds from disposal of oil and gas properties	-	-	44,403

Net Cash Provided by (Used in) Investing Activities	798,901	-	(156,696)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	-	30,000	(30,000)
Cancellation of common shares on sale of oil and gas properties	-	-	(44,373)
Proceeds from issuance of convertible debentures	7,500,000	-	7,500,000
Repayment of loan payable	(1,000,000)	-	-
Deferred financing costs	(608,900)	-	(608,900)

Net Cash Provided by Financing Activities	5,891,100	30,000	6,816,727

Net Increase (Decrease) in Cash	4,359,441	(10,977)	4,360,876
Cash - Beginning of Period	1,703	13,975	268

Cash - End of Period	$4,361,144	$2,998	$4,361,144

Supplemental Information
During the period, the Company had cash flows arising from
interest and income taxes as follows:
Interest paid	$55,556	$-	$55,556

Income taxes paid	$600	$-	$600

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

1.	Description of Business

Star Energy Corporation (the “Company”) was organized under the laws of the State of Nevada on December 7, 1999. From November 21, 2002 until October 6, 2006, the Company was engaged, as an independent oil and natural gas producer, in the exploration, development, production and sale of gas derived from five oil and gas wells in Texas, which it disposed of on October 6, 2006. On October 6, 2006, the Company acquired 100% of the capital stock of Volga-Neft Limited Company (“Volga-Neft”), a Russian company primarily engaged in the processing and sale of crude oil in Samara, Russia. This transaction was rescinded by an agreement dated June 14, 2003. As a result of the rescission, the Company has not included the assets, liabilities or results of operations of Volga-Neft in its financial statements for any period. As a result of the disposition and rescission, on October 6, 2006, the Company was considered to have re-entered the development stage.

2.	Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is in the development stage and has realized minimal revenues from its planned operations. The Company has sustained losses of $3,607,196 and $52,977 for the periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company had working capital of $4,367,596 (2006: $28,527) and an accumulated deficit of $4,816,518 (2006: $92,288). The Company has funded operations through the issuance of capital stock. On February 9, 2007, the Company obtained $7,500,000 through debt financing (see note 7). Management’s plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its oil and gas drilling activities. Although the Company plans to pursue additional financing there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

b)	Marketable securities

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the financial statements as a component of accumulated other comprehensive income. Net realized gains and losses are computed on the basis of average cost and are recognized when realized.

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
June 30, 2007 and 2006
Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

e)	Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipelines at the well head. The Company believes that both oil and gas revenues should be recognized at these times because ownership of the oil and gas generally passes to the customer at these times. Management believes that this policy meets the criteria of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

The Company does not have any gas balancing arrangements.

f)	Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

g)	Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income.” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of operations, and consists of net income and unrealised gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

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

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

i)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds its fair value. For the periods ended June 30, 2007 and June 30, 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration.

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

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

m)	Use of Estimates

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

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

3.	Summary of Significant Accounting Policies(cont’d)

o)	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

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

On May 2, 2007, the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, the Company has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company’s results of operations and financial condition.

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

4.	Marketable Securities

Marketable securities are comprised as follows:

Number of Shares			2007		2006
2007	2006		Cost	Market Value	Cost	Market Value

201,099	-	Munder Cash Invt Class A	$201,099	$201,099	$ -	$ -

5. Deferred Financing Costs

	Cost	2007 Accumulated Depreciation	Cost	2006 Accumulated Depreciation
Financing costs	$ 608,900	$ 98,211	$ -	$ -

Net carrying amount		$510,689		$ -

6.	Advance from Related Party

The advance from a director is non-interest bearing, unsecured and has no specified terms of repayment.

7.	Convertible Debentures

On February 9, 2007, the Company entered into a securities purchase agreement, whereby the Company sold $7,500,000 principal amount of debentures. The debentures are convertible into common shares at the option of the holders at an conversion price of $2.00 per share. The debentures have a conversion price adjustment clause to adjust the conversion price based on certain events, including a stock split or a stock offering at less than $2.00 per share. The debentures bear interest at 8% per annum, are secured by all the assets of the Company and are due three years from their date of issuance. In addition, the debenture holders were issued warrants which allows the holders to purchase up to 2,437,500 common shares, being equal to 65% of such purchaser’s subscription amount divided by the initial conversion price, with an exercise price equal to $3.81 per share, subject to potential anti-dilution adjustments.

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

8.	Capital Stock

On October 6, 2006, an Assignment and Bill of Sale was entered into between the Company and Ruairidh Campbell, a former officer and director of the Company, pursuant to which, Mr. Campbell agreed to transfer to the Company his 3,250,000 shares of the Company’s common stock held by him for cancellation and return to the Company’s authorized but unissued common shares. In consideration thereof, the Company agreed to assign to Mr. Campbell all of the Company’s interest in a 15% working interest (12% net revenue interest) in and to certain oil and gas wells known as the Galvan Ranch Gas Wells, which are located in Webb County, Texas.

On November 29, 2006, the Company issued 400,000 common shares for services valued at $1,113,000.

On December 18, 2006, the Company issued 25,000 common shares for services valued at $71,250.

On March 1, 2007, the Company issued 250,000 common shares for finance services valued at $870,000.

On April 11, 2007, the Company issued 20,000 common shares for finance services valued at $76,000.

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

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

The provision for income taxes has been computed as follows:

	2007	2006
Expected income tax recovery at the statutory rate - 31% (2006 - 31%)	$1,132,660	$1,000
Valuation allowance	(1,132,060)	(1,000)

Provision for income taxes	$600	$-

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and stock option compensation expense will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As of June 30, 2007 and 2006, the Company had approximately $4,720,000 and $42,000 respectively, of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred.

Expiry 2026	$1,110,000
Expiry 2027	3,610,000

$4,720,000

STAR ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

10.	Rescission Agreement of Stock Purchase Agreement

On October 6, 2006 the Company entered into a stock purchase agreement to acquire 100% of Volga-Neft resulting in the issuance of 10,000,000 restricted common shares, valued at $11,700,000. However, on June 14, 2007, the Company entered into an agreement to rescind the October 6, 2006 stock purchase agreement due to the Company discovering that the purported audited pre-acquisition financial statements of Volga-Neft provided to the Company could not be relied upon because the individuals who purportedly performed the audit were not the auditing firm's representatives. As a result of the rescission agreement, the former shareholders of Volga-Neft returned the 10,000,000 common shares they held in the Company and Volga-Neft issued a promissory note to the Company in the amount of $4,200,000, covering the $3,000,000 of loans it received through June 14, 2007 plus costs and damages associated with the transaction in the amount of $1,200,000. The promissory note was subsequently sold by the Company on a non-recourse basis for $3,000,000, resulting in a discount of $1,200,000. The Company received the proceeds from its sale of the promissory note on June 18, 2007.

In management's opinion, after consulting with their legal council, as the stock purchase agreement was rescinded by the Rescission Agreement, the original stock purchase agreement was nullified and therefore treated as if it never existed. All parties are returned to their respective positions before they entered into the stock purchase agreement.

11.	Subsequent Event

On August 3, 2007, the Company entered into separate letter agreements, dated August 1, 2007, with each of Firecreek Petroleum, Inc., a wholly-owned subsidiary of EGPI Firecreek, Inc. ("Firecreek"), PJM Management, Inc. ("PJM") and Double Coin Ltd. ("Double Coin") pursuant to which the Company acquired from Firecreek, PJM and Double Coin any and all of their rights and interest with respect to certain projects in the Ukraine consisting of 100% of a project known as the Region Project, 51% of a project known as the Dewon Zao Project and 100% of a project known as the Bukovyna Project. In essence, these agreements afford the Company the right to contract for the purchase of the interests in Projects, which consist of the aggregate of seven oil and gas fields, two of which are producing. In exchange, the Company issued 2,100,000 shares of the Company's common stock and paid $100,000 to Firecreek; issued 150,000 shares of the Company's common stock and paid $10,000 to PJM; and issued 2,500,000 shares of the Company's common stock to Double Coin. The shares were valued at $0.35 per share for a total consideration of $1,772,500.

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

On April 13, 2007, we were advised by RSM Top-Audit that the financial statements of Volga-Neft, purportedly audited by RSM Top-Audit in Russia for periods prior to our acquisition of Volga-Neft, were not audited by that firm.

We therefore concluded that those financed statements could not be relied upon. By a Rescission Agreement of Stock Purchase Agreement dated June 14, 2007 among us, Volga-Neft and the individuals from whom we acquired the shares of Volga-Neft, the Stock Purchase Agreement was rescinded, we returned the shares of Volga-Neft we received to the former stockholders who, in turn, returned to us the 10,000,000 shares of our common stock that we had previously issued to them. In addition, Volga-Neft issued a $4,200,000 promissory note in our favor which we, in turn, sold to an unaffiliated third party on a non-recourse basis for $3,000,000.

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

On July 23, 2007, we received a report from Nixon Peabody, LLP, which was based upon certain documentation, and certain interviews conducted with personnel, made available by us, Volga-Neft and RSM Top-Audit, which report did not constitute a comprehensive analysis because a number of key witnesses and certain sources of documentary evidence were not available to Nixon Peabody.  Following receipt of that report, we concluded that it is unlikely that RSM Top-Audit performed any audit of Volga-Neft’s financial statements, that RSM Top-Audit may not, in fact, have been engaged by Volga-Neft to perform an audit, and that, while actions taken by various individuals in Russia, at least one of whom was employed by RSM Top-Audit, may have resulted in our receipt of the purported audit report of RSM Top-Audit, neither the Company nor any of its officers or directors knew of these facts or the absence of the audits prior to RSM Top-Audit’s advice on April 13, 2007 that RSM Top-Audit had not audited the financial statements of Volga-Neft.

Future Operations

In previous years, we were primarily engaged in domestic energy operations. We have shifted entirely to operations situated in areas of the world that are considered emerging markets and are moving towards capitalizing on the opportunities available to us in Ukraine. In light of our prior experience and taking into consideration the risk factors inherent to operating in emerging markets, we have retained western legal, accounting, and geological consultants.

On August 3, 2007, we entered into separate letter agreements, dated August 1, 2007, with three unaffiliated third parties pursuant to which we acquired certain rights and interests of those parties which, in essence, affords us the right to contract for the purchase of interests in three projects in the Ukraine, which consist of an aggregate of seven oil and gas fields, two of which are producing.

Results of Operations

The Company had no operations during the first half of 2007, as a result of its disposition of the Galvan Ranch Wells in October 2006 and, therefore, had no oil and gas revenues, production costs or equipment depreciation expense in the 2007 periods.

Other income of $12,806 in the six month and $8,630 in the second quarter of 2007 was primarily interest income related to the investment of the proceeds of the Company’s private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures.

Our principal operating expenses for the 2007 periods consisted of:

Professional fees for the 2007 six and three month periods ended June 30, 2007 were $1,068,388 and $932,781, respectively. Nearly half of the amount spent during the three months ended June 30, 2007 was used to pay for due diligence expenses incurred for the collection of extensive geographic, seismic, audit data on potential acquisition targets. The remaining funds were spent primarily on general legal an auditing services, including the preparation of our Annual Report on Form 10-KSB for the year ended December 31, 2006 and the audit of our financial statements contained therein and preparation of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

Consulting expenses of $1,031,016 in the six months ended June 30, 2007 services were paid primarily for fees of $870,000 related to the rescission of the Volga-Neft acquisition and $130,000 for other consulting services. For the three months ended June 30, 2007, consulting fees were $126,016 primarily for general consulting services.

Salary and benefits were $738,929 and $369,212 for the 2007 six month and three month periods ended June 30, 2007, respectively. Of these amounts, $589,281 in the six month period and $297,469 of the second quarter represents the amortized portion of compensation expense related to the issuance of shares to certain officers and directors. The balance of these amounts, $149,648 in the six-month period and $77,663 during the second quarter was cash compensation and benefits for officers, directors and other employees.

Virtually all of the interest expense and bank charges of $252,019 in the six months ended June 30, 2007 and $151,359 in the three months ended June 30, 2007 represented accrued interest on our $7,500,000 8% Secured Convertible Debentures issued on February 9, 2007.

Advertising and promotion of $224,654 in the six month period ended June 30, 2007 includes expenses related to investor presentations and promotion related to our acquisition of Volga-Neft, of which only $73,682 was spent in the second quarter of the period before we were advised, on April 13, 2007, by RSM Top-Audit that the financial statements of Volga-Neft, purportedly audited by RSM Top-Audit in Russia for periods prior to our acquisition of Volga-Neft, were not audited by that firm.

Office and general expense was $116,993 for the six month period ended June 30, 2007 was primarily for investor relations services of $60,514 and Board of Director fees of $30,000 and for the second quarter was $63,735 consisting primarily of $30,000 for investor relations services and $15,000 for Board of Directors fees.

Travel expenses of $43,945 for the six month period and $17,341 in the second quarter of 2007 were for trips to the Russian Federation with respect to Volga-Neft and also to the Ukraine for due diligence gathering and for a Board of Directors meeting at our New York headquarters.

During the first half and second quarter of 2007 we incurred rent expenses of $23,548 and $18,848, respectively, with respect to our move in 2007 into different premises in New York City.

Insurance expenses were $15,108 and $8,910 in the six and three month ended June 30, 2007, respectively, related to director and officer insurance.

Telephone expense was $6,591 and $5,339 for the first half and second quarter of 2007, respectively, most of which was long-distance telephone related to Volga-Neft and our search for other foreign properties.

Liquidity and Capital Resources

In February 2007, we sold $7,500,000 principal amount of our 8% Secured Convertible Debentures to institutional investors for a total purchase price of $7,500,000 (the “Debenture Financing”). We paid Rodman & Renshaw LLC, placement agent for the Debenture Financing, $525,000 (7% of the gross proceeds from the sale of such Debentures), plus $25,000 in reimbursement of its expenses, under a placement agency agreement. An additional $58,000 was paid to an unaffiliated third party in shares of our common stock for its assistance in identifying potential institutional investors.

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

During the six months ended June 30, 2007, we used $2,330,560 in operating activities, mostly to support our cash loss of $2,562,985 (being our loss for financial reporting purposes of $3,607,196 less non-cash expenses of $946,000 of expenses paid through our issuance of shares of our stock and $98,211 of deferred financing costs.

Investing activities during the first six months of 2007 provided net cash of $798,901 principally from our collection of a loan receivable from Volga-Neft of $1,000,000 partially offset by our investment of $201,099 of cash in marketable securities.

Financing Activities provided net cash of $5,891,100 during the first half of 2007 resulting from the Debenture Financing discussed above, $1,000,000 of the net proceeds of which was used to repay a loan.

We intend to use our remaining available cash of $4,361,144 at June 30, 2007 to fund strategic initiatives and to repay certain liabilities. We expect that these funds will be sufficient to fund our operations in 2007.

Potential Acceleration of Our 8% Secured Convertible Debentures

As a result of the rescission on June 14, 2007 of the Stock Purchase Agreement which resulted in the return by us of all of the capital stock of Volga-Neft to the former shareholders thereof and the return by them to us of 10,000,000 shares of our common stock, each holder of an 8% Secured Debenture issued by us as part of the offering and sale of an aggregate $7,500,000 of the Debentures in February 2007 may elect to declare the outstanding principal amount of such holder’s Debenture, plus accrued and unpaid interest, liquidated damages and other amounts owing in respect of the holder’s Debenture due and payable at its “Mandatory Default Amount.” The Mandatory Default Amount is defined in the Debenture, which, at a minimum would be 130% of the outstanding principal amount of the Debenture plus all accrued and unpaid interest thereon. Commencing five trading days after the occurrence of an event of default that results in the eventual acceleration of a Debenture, the Debentures are to accrue interest at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

Pursuant to the terms of a Registration Rights Agreement by and between us and the purchasers of the Debentures, dated as of February 9, 2007, we agreed to prepare and file, by April 15, 2007, with the Securities and Exchange Commission a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of our common stock issuable upon conversion of the Debentures and the exercise of the Warrants issued in the private placement. We have not, to date, filed the Registration Statement. The Registration Rights Agreement provides that, if we did not file the Registration Statement by April 15, 2007, the Registration Statement was not declared effective by the Securities and Exchange Commission by July 15, 2007, and in certain other circumstances (including if the Registration Statement did not remain continuously effective except for certain limited periods for specified reasons), we are to pay, on the applicable date and each monthly anniversary of that date, as partial liquidated damages, 1.5% of the principal amount of the Debentures then held by the Debentureholders. If we fail to pay any of these amounts within seven days after the date payable, the Registration Rights Agreement provides that we are to pay interest thereon at the rate of 18% per annum. To date, we have not made any of these payments.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007 (the end of the period covered by this report). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB had been recorded and made known to them in a timely fashion. Specifically, we identified deficiencies in our disclosure controls and procedures related to the retention, supervision and communication with the appropriate personnel involved with the audit of Volga-Neft, and in our procedures pertaining to the engagement of auditors of Volga-Neft. Management evaluated the impact of these control deficiencies on our company, including our inability to timely file this Form 10-QSB, and has concluded that the control deficiencies represent a material weakness in our controls.

We caused an investigation to be taken into the events and procedures involving the Volga-Neft audit and our controls and procedures regarding engagement and communication with independent auditors. As a result of the investigation, our prior experience and taking into consideration the risk factors inherent to operating in emerging markets, we have retained western legal, accounting, and geological consultants. We believe this will benefit us by reducing the likelihood of a similar event occurring in the future.

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

Changes in Internal Controls

Except as described above, our management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or internal controls will prevent all errors and all fraud, but are designed to provide reasonable assurance in achieving its objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

In light of our relatively small size, individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by the override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of August, 2007.

STAR ENERGY CORPORATION

/s/ Marcus Segal
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