Form 10QSB
period 2007-09-30
STAR ENERGY CORP
filed 2007-11-14
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-29323

Star Energy Corporation

(Name of small business issuer as specified in its charter)

Nevada	87-0643634
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

317 Madison Avenue, New York, New York 10017

(Address of Principal Executive Offices) (Zip Code)

(212) 500-5006

(Issuer’s telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the issuer’s only class of common equity), as of November 7, 2007 was 33,865,500.

Transition Small Business Disclosure Format.    Yes  ☐    No  ☒

		Page
	PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	3

	Unaudited Consolidated Balance Sheets as of September 30, 2007	3

	Unaudited Statements of Consolidated Operations and Comprehensive Loss for the three and nine months ended September 30, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through to September 30, 2007	4-5

	Unaudited Statements of Consolidated Stockholders’ Deficit for the nine months ended September 30, 2007 and the period from re-entering the Development Stage (October 6, 2006) through to September 30, 2007	6

	Unaudited Statements of Consolidated Cash Flows for the nine months ended September 30, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through to September 30, 2007	7

	Notes to the Consolidated Unaudited Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	23

ITEM 3.	CONTROLS AND PROCEDURES	27

	PART II	29

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 6.	EXHIBITS	29

SIGNATURES		30

INDEX TO EXHIBITS		31

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

September 30, 2007, and December 31, 2006

Unaudited

	September 30, 2007	December 31, 2006 (Audited)

ASSETS

Current
Cash	$3,239,526	$1,703
Loan receivable	-	1,000,000
Prepaid expenses and other current assets	268,193	1,080,890

Total Current Assets	3,507,719	2,082,593
Option to Acquire Oil and Gas Properties (note 4)	1,392,500	-
Equipment (note 5)	17,811	-
Debt Issuance costs (note 6)	478,099	-

Total Assets	$5,396,129	$2,082,593

LIABILITIES

Current
Accounts payable	$231,817	$375,327
Accrued liabilities	2,078,229	665,000
Advance from related party (note 7)	2,785	2,785
Loan payable	-	1,000,000

Total Current Liabilities	2,312,831	2,043,112
Convertible Debentures (note 8)	7,500,000	-

Total Liabilities	9,812,831	2,043,112

STOCKHOLDERS’ (DEFICIT) EQUITY

Capital Stock (note 9)
Authorized
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued and outstanding
29,015,500 common stock (2006 - 28,737,500)	29,016	28,738
Additional Paid-in Capital	2,192,353	1,220,065
Accumulated Deficit and Deficit Accumulated During the
Development Stage	(6,638,071)	(1,209,322)

Total Stockholders’ (Deficit) Equity	(4,416,702)	39,481

Total Liabilities and Stockholders’ (Deficit) Equity	$5,396,129	$2,082,593

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Consolidated Operations and Comprehensive Loss

Three Months Ended September 30, 2007, and 2006

Unaudited

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

Oil and Gas Revenues	$-	$8,410

Operating Expenses
Due diligence	619,153	-
Salary and benefits	446,466	-
Professional fees	90,378	-
Travel	65,054	-
Office and general	50,444	8,302
Advertising and promotion	39,072	-
Consulting	21,860	-
Production costs	-	2,487
Depreciation - Equipment	660	782

Total Operating Expenses	1,333,087	11,571

Loss from Operations	(1,333,087)	(3,161)

Other Income (Expense)
Interest income	1,496	-
Gain on sale of marketable securities	1,697	-
Debenture interest	(491,658)	-

Total Other Income (Expense)	(488,465)	-

Loss Before Income Taxes	(1,821,552)	(3,161)
Provision for income taxes	-	-

Net Loss and Comprehensive Loss	$(1,821,552)	$(3,161)

Basic and Diluted Loss Per Weighted
Average Number of Common Shares
Outstanding During the Period	$(0.06)	$-

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	29,012,833	31,562,500

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Consolidated Operations and Comprehensive Loss

Nine Months Ended September 30, 2007, and 2006, and the Period from Re-entering the Development Stage (October 6, 2006) through to September 30, 2007

Unaudited

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	(Note 1) Period from Re-entering the Development Stage through to September 30, 2007

Oil and Gas Revenues	$-	$33,431	$(508)

Operating Expenses
Due diligence	1,086,484	-	1,086,484
Salary and benefits	1,185,395	-	1,185,395
Professional fees	691,436	-	691,436
Travel	108,999	-	108,999
Office and general	145,278	73,109	638,644
Advertising and promotion	333,151	-	333,151
Consulting	1,052,876	-	1,052,876
Production costs	-	13,849	-
Depreciation - Equipment	660	2,611	660

Total Operating Expenses	4,604,279	89,569	5,097,645

Loss from Operations	(4,604,279)	(56,138)	(5,098,153)

Other Income (Expense)
Debt forgiven	-	-	30,000
Costs associated with the rescission of the stock purchase agreement	-	-	(650,000)
Interest income	6,982	-	6,982
Gain on sale of marketable securities	9,017	-	9,017
Debenture interest	(839,869)	-	(839,869)

Total Other Income (Expense)	(823,870)	-	(1,443,870)

Loss Before Income Taxes	(5,428,149)	(56,138)	(6,542,023)

Provision for income taxes (note 10)	600	-	600

Net Loss and Comprehensive Loss	$(5,428,749)	$(56,138)	$(6,542,623)

Basic and Diluted Loss Per Weighted
Average Number of Common Shares
Outstanding During the Period	$(0.19)	$-

Basic and Diluted Weighted Average
Number of Common Shares Outstanding
During the Period	28,945,944	31,562,500

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Consolidated Stockholders’ Deficit

Nine Months Ended September 30, 2007, and the Period from Re-entering the Development

Stage (October 6, 2006) through to September 30, 2007

Unaudited

				Accumulated
				Deficit
				and Deficit
				Accumulated
	Number of		Additional	During the
	Common	Capital	Paid-in	Development	Stockholders’
	Shares	Stock	Capital	Stage	(Deficit) Equity

Balance, October 6, 2006, date of re-entering the development stage	31,562,500	$31,563	$77,363	$(96,465)	$12,461

Common shares cancelled (note 9)	(3,250,000)	(3,250)	(41,123)	-	(44,373)

Common shares issued for services (note 9)	425,000	425	1,183,825	-	1,184,250

Net loss for the period	-	-	-	(1,112,857)	(1,112,857)

Balance, December 31, 2006	28,737,500	28,738	1,220,065	(1,209,322)	39,481

Common shares issued for services (note 9)	250,000	250	869,750	-	870,000

Common shares issued for services (note 9)	20,000	20	75,980	-	76,000

Common shares issued for services (note 9)	8,000	8	2,552	-	2,560

Options vested for employee services (note 9)	-	-	24,006	-	24,006

Net loss for the period	-	-	-	(5,428,749)	(5,428,749)

Balance, September 30, 2007	29,015,500	$29,016	$2,192,353	$(6,638,071)	$(4,416,702)

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Consolidated Cash Flows

Nine Months Ended September 30, 2007, and 2006, and the Period from Re-entering the Development Stage through to September 30, 2007

Unaudited

	2007	2006	(Note 1) Period from Re-entering the Development Stage through to September 30, 2007

Cash Flows from Operating Activities
Net loss	$(5,428,749)	$(56,138)	$(6,542,623)
Adjustments to reconcile non-cash items:
Depreciation - equipment	660	2,641	630
Amortization - deferred financing costs	130,801	-	130,801
Amortization - deferred compensation	887,776	-	887,776
Issuance of common stock for services	948,560	-	2,132,810
Wages and salaries paid by options	24,006	-	24,006
Changes in working capital:
Accounts receivable	-	323	7,968
Prepaid expenses and other current assets	(75,079)	1,900	(1,155,969)
Accounts payable	(143,510)	4,782	225,471
Accrued liabilities	130,729	-	795,729

Net Cash Used in Operating Activities	(3,524,806)	(46,492)	(3,493,401)

Cash Flows from Investing Activities
Additions to equipment	(18,471)	-	(18,471)
Proceeds from collection of loan receivable	1,000,000	-	-
Purchase of option to acquire oil and gas properties	(110,000)	-	(110,000)
Proceeds from disposal of oil and gas properties	-	-	44,403

Net Cash Provided by (Used in) Investing Activities	871,529	-	(84,068)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	-	30,000	(30,000)
Cancellation of common shares on sale of oil and gas properties	-	-	(44,373)
Proceeds from issuance of convertible debentures	7,500,000	-	7,500,000
Repayment of loan payable	(1,000,000)	-	-
Debt issuance costs	(608,900)	-	(608,900)
Advances from related party	-	2,785	-

Net Cash Provided by Financing Activities	5,891,100	32,785	6,816,727

Net Increase (Decrease) in Cash	3,237,823	(13,707)	3,239,258

Cash - Beginning of Period	1,703	13,975	268

Cash - End of Period	$3,239,526	$268	$3,239,526

Supplemental Disclosure of Cash Flow Information (note 14)

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

1.	Description of Business

Star Energy Corporation (the “Company”) was organized under the laws of the State of Nevada on December 7, 1999, as Cairo Acquisitions, Inc. to engage in any legal undertaking. On November 21, 2002, the name was changed to Star Energy Corporation. From November 21, 2002, until October 6, 2006, the Company was engaged, as an independent oil and natural gas producer, in the development, exploration, production and sale of gas derived from five oil and gas wells in Texas, which it disposed of on October 6, 2006. On October 6, 2006, the Company acquired 100% of the capital stock of Volga-Neft Limited Company (“Volga-Neft”), a Russian company primarily engaged in the processing and sale of crude oil in Samara, Russia. This transaction was rescinded by an agreement dated June 14, 2007. As a result of the rescission, the Company has not included the assets, liabilities or results of operations of Volga-Neft in its financial statements for any period. As a result of the disposition and rescission, on October 6, 2006, the Company was considered to have re-entered the development stage.

2.	Going Concern

The accompanying consolidated consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is in the development stage and has realized minimal revenues from its planned operations. The Company has sustained losses of $5,428,749 and $56,138 for the periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company had working capital of $1,194,888 (December 31, 2006: $39,481) and an accumulated deficit of $6,638,071 (December 31, 2006: $1,209,322). The Company has funded operations through the issuance of capital stock. On February 9, 2007, the Company obtained $7,500,000 through debt financing (see note 8). Management’s plan is to continue raising additional funds through future equity and/or debt financing until it achieves profitable operations from its oil and gas drilling activities. Although the Company plans to pursue additional financing there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)	Basis of Presentation

The unaudited interim consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-QSB and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented.

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2007.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Anglo-Ukr-Energy LLC and Cosmonite Limited. All significant inter- company balances and transactions have been eliminated on consolidation.

c)	Reporting Currency

The U.S. Dollar has been used as the unit of measurement in these consolidated financial statements.

d)	Debt Issuance Costs

Debt issuance costs are stated at cost and are being amortized on a straight line basis over three years.

e)	Equipment

Equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the following annual rates and methods:

Computer hardware	3 years	Straight line
Office equipment	5 years	Straight line
Furniture and fixtures	7 years	Straight line

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

f)	Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipelines at the well head. The Company believes that both oil and gas revenues should be recognized at these times because ownership of the oil and gas generally passes to the customer at these times. Management believes that this policy meets the criteria of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

The Company does not have any gas balancing arrangements.

g)	Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

h)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

i)	Income Tax

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

j)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds its fair value. For the periods ended September 30, 2007 and December 31, 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

k)	Earnings (Loss) per Share

The Company has adopted SFAS No.128, “Earnings per Share” which requires disclosure on the consolidated financial statements of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. In contrast, diluted earnings (loss) per share considers the potential dilution that occurs from other financial instruments that would increase the total number of outstanding shares of common stock.

l)	Pension and Post-employment Benefits

The Company’s mandatory contributions to the governmental pension plan are expensed when incurred. Discretionary pensions and other post-employment benefits are not material.

m)	Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit risk concentration.

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

n)	Use of Estimates

Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates, although management does not believe such changes will materially affect the consolidated financial statements in any individual year.

o)	Share-Based Payment

The Company has adopted the disclosure requirements of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) for stock options and similar equity instruments (collectively, “options”) issued to employees. The Company applies the fair value based method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Value of options granted has been estimated using the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience.

p)	Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

p)	Recent Accounting Pronouncements (cont’d)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS No. 158”). SFAS No.158 requires an employer to recognize the funded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 was effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

p)	Recent Accounting Pronouncements (cont’d)

On May 2, 2007, the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, the Company has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company’s results of operations and financial condition.

On September 5, 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by APB 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP would be separately accounted for in a manner that would reflect the entity’s nonconvertible debt borrowing rate. This would require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently reviewing the effect the proposed FSP would have on it, if it were to be adopted.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

4.	Option to Acquire Oil and Gas Properties

On August 1, 2007, the Company entered into separate agreements with each of Firecreek Petroleum, Inc. (“Firecreek”), a wholly-owned subsidiary of EGPI Firecreek, Inc., PJM Management, Inc. (“PJM”) and Double Coin Ltd. (“Double Coin”), pursuant to which the Company acquired from Firecreek, PJM and Double Coin any and all of their rights and interests with respect to certain projects in Ukraine, consisting of 100% of a project known as the Region Project, 51% of a project known as the Dewon Zao Project and 100% of a project known as the Bukovyna Project (collectively known as the “Projects”). The rights and interests acquired include, but are not limited to: (1) any right to acquire shares or other interests in any entities to whom licenses, permits or permissions to explore for or extract oil, natural gas or other natural resources on any territories on which the Projects are located have been issued by any government authority having jurisdiction over such territories; (2) any direct right to acquire licenses, permits or permissions to explore for or extract oil, natural gas or other natural resources on any territories on which the Projects are located issued or to be issued by any government authority having jurisdiction over such territories; (3) interests currently held by Firecreek, PJM and Double Coin in any joint ventures, partnerships, consortiums, or industry groups that currently have rights to any Project or any other arrangements pertaining to any Project in which Firecreek, PJM and Double Coin currently have an interest, and (4) any business opportunities related to the Projects. The acquired rights exclude any and all rights outside of Ukraine. The Company’s right to proceed with respect to one of these projects expired on November 10, 2007, while the rights to the other two projects will expire on November 15, 2007 and November 26, 2007, respectively. The Company is seeking to renew its rights to proceed. There can be no assurance that such renewals will be obtained or, if renewed, under which terms any renewals may be granted.

In essence, these agreements afford the Company the right to contract for the purchase of the interests in the Projects, which consist of an aggregate of seven oil and gas fields, two of which are producing. In exchange, the Company issued 2,100,000 shares of the Company’s common stock and paid $100,000 to Firecreek; issued 150,000 shares of the Company’s common stock and paid $10,000 to PJM; and issued 2,500,000 shares of the Company’s common stock to Double Coin. The shares were valued at $0.27 per share for a total consideration of $1,392,500. The shares were issued subsequent to the quarter end. (see note 12b)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

5.	Equipment

Equipment is comprised of the following:

		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Computer hardware	$13,326	$585	$-	$-
Office equipment	2,930	49	-	-
Furniture and fixtures	2,215	26	-	-

	$18,471	$660	$-	$-

Net carrying amount		$17,811		$-

6. Debt Issuance Costs

		2007		2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Debt issuance costs	$608,900	$130,801	$-	$-

Net carrying amount		$478,099		$-

The debt issuance costs were incurred to obtain the convertible debentures as described in note 8.

7.	Advance from Related Party

The advance from a director is non-interest bearing, unsecured and has no specified terms of repayment.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

8.	Convertible Debentures

On February 9, 2007, the Company entered into a securities purchase agreement, whereby the Company issued $7,500,000 in principal amount of convertible debentures. The convertible debentures bear interest at 8% per annum, are secured by all the assets of the Company and mature on February 9, 2010. The debentures were originally convertible into common shares at the option of the holders, at a conversion price of $2.00 per share. In addition, the debenture holders were issued warrants which allow the holders to purchase, at any time until February 9, 2012, up to 2,437,500 common shares. The warrants were originally exercisable at an exercise price equal to $3.81 per share. The debentures have a conversion price adjustment clause to adjust the conversion price based on certain events, including a stock split or a stock offering at less than the conversion price.

Pursuant to the terms of a registration rights agreement by and between the Company and the purchasers of the debentures, dated as of February 9, 2007, the Company agreed to prepare and file, by April 15, 2007, with the Securities and Exchange Commission, a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of the Company’s common stock issuable upon conversion of the debentures and the exercise of the warrants. The Company has not, to date, filed the registration statement. The registration rights agreement provided that, if the Company did not file the registration statement by April 15, 2007, and if the registration statement was not declared effective by the Securities and Exchange Commission by July 15, 2007, and in certain other circumstances (including if the registration statement did not remain continuously effective except for certain limited periods for specified reasons), the Company is to pay, on the applicable date and each monthly anniversary of that date, as partial liquidated damages, 1.5% of the principal amount of the debentures then held by the debenture holders.

On October 11, 2007, the Company entered into waiver and consent agreements with the holders of the debentures, in which the debenture holders, among other things, waived all accrued liquidated damages under the registration rights agreement and agreed that future liquidated damages would not be payable if the Company files the requisite registration statement by April 11, 2008. In consideration for such agreement by the holders of debentures in the amount of $5,000,000, the Company paid $302,322 to such debenture holders, with the conversion price of those debentures remaining at $2.00 per share and the warrants to purchase shares of common stock remaining at $3.81 per share, in each case subject to potential anti-dilutive adjustments. In consideration for such agreement by the holders of debentures in the amount of $2,500,000, the Company issued 100,000 shares of common stock to such debenture holders, reduced the conversion price of the debentures from $2.00 to $.75 per share of the Company’s common stock, and lowered the exercise price of the warrant to purchase shares of common stock from $3.81 to $.75 per share until October 11, 2010, which will then revert to $3.81 per share, in each case subject to potential anti-dilution adjustments.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

9.	Capital Stock

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

On November 29, 2006, the Company issued 400,000 common shares for employment services valued at $1,113,000.

On December 18, 2006, the Company issued 25,000 common shares for employment services valued at $71,250.

On March 1, 2007, the Company issued 250,000 common shares for consulting and other services valued at $870,000.

On April 11, 2007, the Company issued 4,500 common shares for investor relations services valued at $17,100.

On April 11, 2007, the Company issued 15,500 common shares for finance services valued at $58,900.

On August 1, 2007, the Company issued 8,000 common shares for finance services valued at $2,560.

Stock Options

On August 15, 2007, the Board of Directors of the Company adopted the Company’s 2007 Stock Option Plan (“2007 Plan”) to allow employees and non-employee directors to be granted options to purchase up to 4,000,000 shares of the Company’s common stock.

On August 22, 2007, the Company granted options to purchase 1,900,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.44 per share, the closing market price of the Company’s common stock on the date of grant.

On August 27, 2007, the Company granted options to purchase 100,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.58 per share, the closing market price of the Company’s common stock on the date of grant.

Presently outstanding options vest in three equal annual installments commencing one year after the date of grant, and have a term of 10 years from the date of grant.

For 2007, outstanding stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

No options have been exercised to date.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

9.	Capital Stock (cont’d)

Stock Options (cont’d)

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest rate	4.2%	-	4.2%	-
Expected volatility	221%	-	221%	-
Expected life in years	10	-	10	-
Expected dividend yield	-		-	-

The following table sets forth certain information concerning the Company’s stock options granted, forfeited or expired, and exercised during the nine months ended September 30, 2007:

Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual
	Issuance	Price	Term

Outstanding, beginning of period	-	$-
Granted	2,000,000	0.45
Exercised	-	-
Forfeited or expired	-	-

Outstanding, end of period	2,000,000	$0.45	3 years

Exercisable, end of period	-	$-

Weighted average fair value of options granted during the period	$24,006	$-

The compensation cost recognized in income for stock-based compensation was $24,006 for both the three and nine month periods ended September 30, 2007, and was $nil for both the three or nine month periods ended September 30, 2006.

As of September 30, 2007, there was $869,658 of the total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3 years.

There were 2,000,000 options granted during the nine month period ended September 30, 2007 with a weighted average estimated fair value of $0.45. There were no options granted during the nine month period ended September 30, 2006.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

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

The current provision for income taxes have been computed as follows:

	2007	2006
Expected income tax recovery at the statutory rate
- 31% (2006 - 31%)	$1,704,628	$17,627

Valuation allowance	(1,704,028)	(17,627)

Current provision for income taxes	$600	$-

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and stock option compensation expense will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for the current income taxes and the deferred income tax assets.

The Company has deferred income tax assets as follows:

Net operating loss carryforward	$2,018,100
Valuation allowance for deferred income tax assets	(2,018,100)

$-

As of September 30, 2007 and 2006, the Company had approximately $6,510,000 and $56,000, respectively, of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred.

Expiration in 2026	$1,110,000
Expiration in 2027	5,400,000

$6,510,000

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

11.	Rescission Agreement of Stock Purchase Agreement

On October 6, 2006, the Company entered into a stock purchase agreement to acquire 100% of Volga-Neft Limited Company, a Russian limited liability company (“Volga-Neft”) resulting in the issuance of 10,000,000 restricted common shares, valued at $11,700,000. On June 14, 2007, the Company entered into an agreement to rescind the October 6, 2006, stock purchase agreement after discovering that the purported audited pre-acquisition financial statements of Volga-Neft provided to the Company could not be relied upon because the individuals who purportedly performed the audit were not the auditing firm’s representatives. As a result of the rescission agreement, the former shareholders of Volga-Neft returned the 10,000,000 common shares they held in the Company and Volga-Neft issued a promissory note to the Company in the amount of $4,200,000, covering the $3,000,000 of loans it received through June 14, 2007, plus costs and damages associated with the transaction in the amount of $1,200,000. The promissory note was subsequently sold by the Company on a non-recourse basis for $3,000,000, resulting in a discount of $1,200,000. The Company received the proceeds from its sale of the promissory note on June 18, 2007.

In management’s opinion, as the stock purchase agreement was rescinded by the Rescission Agreement, the original stock purchase agreement was nullified and therefore treated as if it never existed. All parties are returned to their respective positions before they entered into the stock purchase agreement.

12.	Subsequent Events

a) Stock Options

On October 2, 2007, the Company granted options to purchase 200,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.40 per share, the closing market price of the Company’s common stock on the date of grant.

October 5, 2007, the Company granted options to purchase 200,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.47 per share, the closing market prices of the Company’s common stock on the date of grant.

October 15, 2007, the Company granted options to purchase 150,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.41 per share, the closing market prices of the Company’s common stock on the date of grant.

The options vest in three equal annual installments commencing one year after the date of grant, and have a term of 10 years from the date of grant.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2007, and 2006

Unaudited

12.	Subsequent Events (cont’d)

b)	Common Shares

On October 5, 2007, 4,750,000 shares were issued in accordance with the purchase agreements of August 1, 2007, described in note 4.

c)	Debenture Waiver and Consent Agreements

On October 11, 2007, the Company entered into waiver and consent agreements with the holders of the debentures under the registration rights agreement as described in note 8.

13.	Comparative Figures

Certain figures for the period from re-entering the development stage through to September 30, 2007 have been reclassified to conform with the current period’s consolidated financial statement presentation.

14.	Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$156,667	$-	$156,667

Income taxes	$600	$-	$600

Non-cash investing activities:

Issuance of common stock for the purchase of the option to acquire oil and gas properties	$1,282,500	$-	$1,282,500

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “may,” “should,” “anticipates,” “intends,” “expects,” “believes,” “plans,” “predicts,” “estimates,” “strategy” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These risks and uncertainties include, but are not limited to, the following, many of which are beyond our control: our ability to obtain waivers or renegotiate the terms of our 8% Secured Convertible Debentures in the event of a future default; the sufficiency of existing capital resources; our ability to raise additional capital to fund cash requirements for future operations; our ability to obtain and maintain sufficient energy reserves to fund and maintain operations; the market for any oil and gas production we may generate; domestic and foreign political conditions; the overall level of supply of and demand for oil and gas; the price of imports of oil and gas; weather conditions; the price and availability of alternative fuels; the proximity and capacity of oil pipelines and other transportation facilities; uncertainties related to our future business prospects, including with possible future acquisitions; the volatility of the stock market in general and our common stock specifically; our ability to maintain the quotation of our common stock on the Over the Counter Bulletin Board; and general economic conditions.

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

On October 6, 2006, we entered into an Assignment and Bill of Sale with Ruairidh Campbell, at the time one of our officers and directors, pursuant to which we assigned to Mr. Campbell all of our interests in and to the Galvan Ranch Gas Wells. In consideration therefor, Mr. Campbell transferred to us, for cancellation and return to our authorized but unissued common shares, the 3,250,000 shares of the Company’s common stock owned by him. As a result, since October 6, 2006, we have no longer had any interest in the Galvan Ranch Gas Wells and are no longer engaged in the oil and gas business in Texas.

Pursuant to a Stock Purchase Agreement, on October 6, 2006, we acquired 100% of the capital stock of Volga-Neft Limited Company, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia (“Volga-Neft”), in consideration for our issuance to the stockholders of Volga-Neft of an aggregate of 10,000,000 shares of our common stock, representing at the time 25.6% of our issued and outstanding shares. Thereafter, we advanced $3,000,000 of working capital to

Volga-Neft. Volga-Neft (i) sells to local oil exporters, wholesalers, and distributors crude oil it has purchased from local oil developers and (ii) processes crude oil purchased from local oil developers, selling the processed petroleum products in the local market to oil exporters, wholesalers, and distributors. As a result of this acquisition, Volga-Neft became our wholly-owned subsidiary.

On April 13, 2007, we were advised by RSM Top-Audit that the financial statements of Volga-Neft, purportedly audited by RSM Top-Audit in Russia for periods prior to our acquisition of Volga-Neft, were not audited by that firm.

We therefore concluded that those financial statements could not be relied upon, determined that certain representations, warranties and covenants made by the stockholders of Volga-Neft were untrue, and determined that other information provided to us with respect to the business, financial condition, operations and prospects of Volga-Neft was not reliable. Accordingly, we decided to seek rescission of the acquisition. By a Rescission Agreement of Stock Purchase Agreement dated June 14, 2007 among us, Volga-Neft and the individuals from whom we acquired the shares of Volga-Neft, the Stock Purchase Agreement was rescinded, we returned the shares of Volga-Neft we received to the former stockholders who, in turn, returned to us the 10,000,000 shares of our common stock that we had previously issued to them. In addition, Volga-Neft issued a $4,200,000 promissory note in our favor to reimburse us for amounts we advanced to Volga-Neft after the acquisition. We, in turn, sold the promissory note to an unaffiliated third party on a non-recourse basis for $3,000,000.

We have received a report from Nixon Peabody, LLP, which was based upon certain documentation, and certain interviews conducted with personnel made available by us, Volga-Neft and RSM Top-Audit, which report did not constitute a comprehensive analysis because a number of key witnesses and certain sources of documentary evidence were not available to Nixon Peabody. Following receipt of that report, we concluded that it is unlikely that RSM Top-Audit performed any audit of Volga-Neft’s financial statements, that RSM Top-Audit may not, in fact, have been engaged by Volga-Neft to perform an audit, and that, while actions taken by various individuals in Russia, at least one of whom was employed by RSM Top-Audit, may have resulted in our receipt of the purported audit report of RSM Top-Audit, neither the Company nor any of its officers or directors knew of these facts or the absence of the audits prior to RSM Top-Audit’s advice on April 13, 2007 that RSM Top-Audit had not audited the financial statements of Volga-Neft.

As a result of the rescission, we have not included the assets, liabilities or results of operations of Volga-Neft in our financial statements for any period. While the Rescission Agreement does not affect the rights that any third parties may have against us with respect to agreements entered into, actions taken, or transactions or events that occurred, directly by or with us, we do not believe we have any such obligations. The Rescission Agreement also did not relieve us with respect to breaches of agreements to which we are a party that may have resulted from the Rescission Agreement. In this regard, the rescission of the acquisition of Volga-Neft could have resulted in the acceleration of the maturity of some or all of our $7,500,000 principal amount of 8% Secured Convertible Debentures we issued in February 2007 and that otherwise would be due on February 9, 2010 or earlier upon acceleration, following an event of default, as defined in the Debentures. In addition, pursuant to the terms of a Registration Rights Agreement by and between us and the purchasers of the Debentures, dated as of February 9, 2007, we agreed to prepare and file, by April 15, 2007, with the Securities and Exchange Commission a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of our common stock issuable upon conversion of the Debentures and the exercise of the Warrants issued in the private placement. We have not, to date, filed the Registration Statement. The Registration Rights Agreement provided that, if we did not file the Registration Statement by April 15, 2007, the Registration Statement was not declared effective by the Securities and Exchange Commission by July 15, 2007, and in certain other circumstances (including if the Registration Statement did not remain continuously effective except for certain limited periods for specified reasons), we are to pay, on the applicable date and each monthly anniversary of that date, as partial liquidated damages, 1.5% of the principal amount of the Debentures then held by the Debenture holders.

After lengthy discussions beginning in May 2007, on October 11, 2007, we entered into Waiver and Consent Agreements with the holders of the Debentures, in which the Debenture holders, among other things, waived all accrued liquidated damages under the Registration Rights Agreement and agreed that future liquidated damages would not be payable if we file the requisite Registration Statement by April 11, 2008. In consideration for such agreement by the holders of Debentures in the amount of $5,000,000, we paid $302,322 to such Debenture holders. In consideration for such agreement by the holders of Debentures in the amount of $2,500,000, we issued 100,000 shares of our Common Stock to such Debenture holders, reduced the conversion price of the Debentures from $2.00 to $.75 per share of our Common Stock, and lowered the exercise price of the Warrant to purchase shares of our Common Stock from $3.81 to $.75 per share until October 11, 2010.

There can be no assurance that we will be successful in obtaining any future waivers from the holders of our Debentures and Registration Rights Agreement or, if we are successful, in defining the terms of any modification of the Debentures or Registration Rights Agreement. Any default under the Debentures would allow each Debenture holder to declare the outstanding principal amount of such holder’s Debenture, plus accrued and unpaid interest, liquidated damages and other amounts owing in respect of the holder’s Debenture due and payable at its “Mandatory Default Amount” of 130% of the outstanding principal amount of the Debenture plus all accrued and unpaid interest thereon. Commencing five trading days after the occurrence of an event of default that results in the eventual acceleration of a Debenture, the Debentures are to accrue interest at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

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

On August 1, 2007, we entered into separate letter agreements, with three unaffiliated third parties pursuant to which we acquired certain rights and interests of those parties which, in essence, afford us the right to contract for the purchase of interests in three projects in Ukraine, which consist of an aggregate of seven oil and gas fields, two of which are producing. The Company’s right to proceed with respect to one of these projects expired on November 10, 2007, while the rights to the other two projects will expire on November 15, 2007 and November 26, 2007, respectively. The Company is seeking to renew its rights to proceed. There can be no assurance that such renewals will be obtained or, if renewed, under which terms any renewals may be granted.

Results of Operations.

The Company had no operations during the first nine months of 2007 as a result of its disposition of the Galvan Ranch Wells in October 2006 and, therefore, had no oil and gas revenues or production costs during the period. The results of operations for the three and nine months ended September 30, 2006 related to the operations of the Galvan Ranch Wells are not discussed since comparative financial information would not be meaningful.

Interest income of $6,982 and $1,496, along with a gain on sale of marketable securities of $9,017 and $1,697 for the nine and three month periods ended September 30, 2007, respectively, represent the Company’s only sources of income derived from the investment of the proceeds of the Company’s private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures. The

Debenture interest expense of $839,869 and $491,658 included amortization of deferred financing costs of $130,809 and $32,590 for the nine and three month periods ended September 30, 2007, respectively. The Debenture interest expense for both periods also reflects $322,402 incurred in connection with the waivers secured from the Debenture holders related to their entitlement to all accrued liquidated damages under the Registration Rights Agreement.

Our principal operating expenses for the 2007 reporting periods consisted of:

Due diligence fees for the nine and three month periods ended September 30, 2007 were $1,086,484 and $619,154, respectively. These expenses were incurred in conjunction with the collection of extensive legal, seismic, and financial audit data for the potential acquisition targets.

Salary and benefits were $1,185,395 and $446,466 for the nine and three month periods ended September 30, 2007, respectively. Of these amounts, $887,776 during the nine month period and $298,496 in the third quarter represent the amortized portion of compensation expense related to the issuance of shares to certain officers and directors. The compensation cost recognized for stock-based compensation pursuant to the Company’s Share Option Plan was $24,006 for both periods ended September 30, 2007. The balance of $273,613 during the nine month period and $123,964 in the third quarter was cash compensation and benefits for officers, directors and other employees. Stock-based compensation is expected to increase beginning with the fourth quarter of 2007 as a result of the grant of options to purchase 2,000,000 and 550,000 shares of the Company’s common stock in late August and early October, respectively.

Professional fees for the nine and three month periods ended September 30, 2007 were $691,436 and $90,378, respectively. These expenses primarily pertain to general legal and auditing services, including the preparation of our Annual Report on Form 10-KSB for the year ended December 31, 2006 and the audit of our financial statements contained therein, as well as the Quarterly Reports on Form 10-QSB.

Travel expenses of $108,999 for the nine month period and $65,054 for the third quarter stemmed primarily from trips to the Russian Federation with respect to Volga-Neft and visits to Ukraine for due diligence gathering and establishment of a physical office in Kiev, the country’s capital.

Office and general expenses were $145,278 for the nine month period and $50,444 for the third quarter. These costs were primarily incurred for Board of Directors fees of $41,000 and $11,000; insurance expenses of $27,400 and $12,292; office rent of $27,128 and $3,853; and telephone expenses of $12,693 and $6,193 during the respective periods.

Advertising and promotion expenses were $333,151 and $39,072 for the nine and three month periods ended September 30, 2007, respectively. Of these amounts, investor and public relations costs were $104,411 for the nine month period and $37,462 for the third quarter. For the nine month period, advertising expenses of $223,500 largely included costs related to promotional activities subsequent to the acquisition of Volga-Neft.

Consulting fees for the nine and three month periods ended September 30, 2007 were $1,052,876 and $21,860, respectively. For the nine month period, these expenses reflect fees of $870,000 related to Volga-Neft. The remaining costs were largely incurred for general consulting services in both periods.

Depreciation expenses were $660 for both the nine month and the three month periods. These expenses relate to computer hardware as well as office equipment, furniture and fixtures placed in service prior to the end of the third quarter.

Liquidity and Capital Resources

In February 2007, we sold $7,500,000 principal amount of our 8% Secured Convertible Debentures to institutional investors for a total purchase price of $7,500,000 (the “Debenture Financing”). We paid Rodman & Renshaw LLC, placement agent for the Debenture Financing, $525,000 (7% of the gross proceeds from the sale of such Debentures), plus $25,000 in reimbursement of its expenses, under a placement agency agreement. An additional $58,900 was paid to an unaffiliated third party in shares of our common stock for its assistance in identifying potential institutional investors.

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

During the nine month period ended September 30, 2007, we used $3,524,806 in operating activities largely due to our net loss of $3,436,946 on a cash basis (net loss for financial reporting purposes of $5,428,749 less the following non-cash expenses: $948,560 through the issuance of shares of common stock for services; $887,776 of amortized deferred compensation of the Company’s shares of common stock issued to certain officers and directors; $24,006 recognized for stock-based compensation; $130,801 of amortized deferred financing costs; and $660 of equipment depreciation).

Investing activities during the first nine months of 2007 provided net cash of $871,529 principally from our collection of a loan receivable from Volga-Neft of $1,000,000, partially offset by office equipment purchases of $18,471 and our investment of $110,000 related to the right to contract for the purchase of interests in the oil and gas projects in Ukraine.

Financing Activities provided net cash of $5,891,100 during the first nine months of 2007, resulting from the Debenture Financing discussed above. We used $1,000,000 of the net proceeds of this financing to repay a loan.

We intend to use our remaining available cash of $3,239,526 at September 30, 2007 to fund strategic initiatives and to repay certain accrued liabilities. We expect that these funds will be sufficient to sustain our operations for the remainder of 2007.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), at the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective for the following reasons. In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2006, we identified deficiencies in our disclosure controls and procedures related to the retention, supervision and communication with the appropriate personnel involved with the audit of Volga-Neft, and in our procedures pertaining to the engagement of auditors of Volga-Neft. Management has evaluated the impact of these control deficiencies on our company, including our inability to timely file that report, and has concluded that the control deficiencies represent a material weakness in our controls.

We caused an investigation to be taken into the events and procedures involving the Volga-Neft audit, and our controls and procedures regarding our engagement and communication with independent auditors. As a result of the investigation, our prior experience and taking into consideration the risk factors inherent to operating in emerging markets, we have retained western legal, accounting, and geological consultants to aid us in our due diligence of prospective acquisitions. In addition, we have hired a full-time Chief Financial Officer. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

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

Changes in Internal Controls

Except as described above, our management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or internal controls will prevent all errors and all fraud, but believe that they are designed to provide reasonable assurance in achieving its objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2007, we issued 4,500 shares of our common stock, valued at $17,100, to an investor relations firm and 15,500 shares of our common stock, valued at $58,900, as a finder’s fee for finance services.

On August 1, 2007, we issued 8,000 shares of our common stock, valued at $2,560, as a retainer to a provider of finance services.

We believe that each of these issuances was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of the exemption afforded under Section 4(2) of that Act.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2007.

STAR ENERGY CORPORATION

/s/ Michael Kravchenko
Michael Kravchenko
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