Form 10KSB/A
period 2006-12-31
STAR ENERGY CORP
filed 2007-12-05
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________ to ________.

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

Common Stock ($0.001 Par Value)

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006, were $32,923.

The aggregate market value of the issuer’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates as of June 15, 2007 was approximately $75,886,500 based on the average closing bid and asked prices for the issuer’s common stock on May 31, 2007.

At June 15, 2007, the number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 29,007,500shares.

Transition Small Business Disclosure Format. Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Amendment is to refile Exhibits 31.1 and 31.2 which, in the original filing of this Report, inadvertently omitted the date of their execution.

ITEM 13.	EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

3.2	Amended Articles of Incorporation of Star (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003).

3.3	Bylaws of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

4.1	Form of the Company’s 8% Secured Convertible Debenture due 2010 (incorporated by reference to Exhibit 4.1 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.3	Form of Security Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 4.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.4	Form of Subsidiary Guarantee dated as of February 9, 2007 (incorporated by reference to Exhibit 4.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

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

10.3

Rescission Agreement of Stock Purchase Agreement dated June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (filed with the initial filing of this Annual Report on Form 10-KSB filed on June 19, 2007).

10.4

Promissory Note dated June 14, 2007 issued by Volga-Neft Limited Company in favor of Star Energy Corporation (filed with the initial filing of this Annual Report on Form 10-KSB filed on June 19, 2007).

10.5

Assignment, Assumption and Release, dated as of June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company and JSC Capital Department Stores (filed with the initial filing of this Annual Report on Form 10-KSB filed on June 19, 2007).

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

10.12	Employment Agreement with Patrick J. Kealy (incorporated by reference to Exhibit 10.5 from the Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

14.1	Code of Ethics adopted March 1, 2004 (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of this Annual Report on Form 10-KSB on June 19, 2007).

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of this Annual Report on Form 10-KSB on June 19, 2007).

____________________

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of December, 2007.

STAR ENERGY CORPORATION By: /s/ Patrick J. Kealy
Patrick J. Kealy Chief Executive Officer and President (Principal Executive Officer)

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

3.2	Amended Articles of Incorporation of Star (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003).

3.3	Bylaws of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).
4.1	Form of the Company’s 8% Secured Convertible Debenture due 2010 (incorporated by reference to Exhibit 4.1 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.3	Form of Security Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 4.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.4	Form of Subsidiary Guarantee dated as of February 9, 2007 (incorporated by reference to Exhibit 4.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

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

10.3

Rescission Agreement of Stock Purchase Agreement dated June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (filed with the initial filing of this Annual Report on Form 10-KSB filed on June 19, 2007).

10.4

Promissory Note dated June 14, 2007 issued by Volga-Neft Limited Company in favor of Star Energy Corporation (filed with the initial filing of this Annual Report on Form 10-KSB filed on June 19, 2007).

10.5

Assignment, Assumption and Release, dated as of June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company and JSC Capital Department Stores (filed with the initial filing of this Annual Report on Form 10-KSB filed on June 19, 2007).

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

10.12	Employment Agreement with Patrick J. Kealy (incorporated by reference to Exhibit 10.5 from the Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

14.1	Code of Ethics adopted March 1, 2004 (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of this Annual Report on Form 10-KSB on June 19, 2007).

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of this Annual Report on Form 10-KSB on June 19, 2007).

____________________

*	Filed herewith.