Form 10KSB
period 2007-12-31
STAR ENERGY CORP
filed 2008-04-14
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

Commission file number: 000-29323

Star Energy Corporation

(Name of small business issuer as specified in its charter)

Nevada	87-0643634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

317 Madison Avenue, New York, New York 10017

(Address of Principal Executive Offices) (Zip Code)

Issuer’s Telephone Number: (212) 500-5006

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($0.001 Par Value)

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the issuer’s common stock held by non-affiliates as of March 31, 2008 was approximately $2,675,240 based on the average closing bid and asked prices for the issuer’s common stock on March 31, 2008.

At March 31, 2008, the number of shares outstanding of the issuer’s common stock was 33,865,500 shares.

Transition Small Business Disclosure Format.    Yes  ☐    No  ☒

PART I

ITEM 1	DESCRIPTION OF BUSINESS

General

We were incorporated in Nevada on December 7, 1999 as “Cairo Acquisitions, Inc.” to engage in any legal undertaking. On November 21, 2002, we changed our name to “Star Energy Corporation” to reflect the decision of our then management to engage in the exploration, development and production of oil and gas resources.

Unless the context otherwise requires, references to “Star,” “we,” “us,” and “our company” refer to Star Energy Corporation and its subsidiaries at the applicable time.

Business History

From July 2, 2003 until October 6, 2006, we were engaged, as an independent oil and natural gas producer, in the exploration, development, production and sale of oil and gas derived from eight oil and gas wells, known as the “Galvan Ranch Gas Wells,” located in Webb County, West Texas, Texas, in each of which we had a 15% working interest and a 12% net revenue interest. The wells were on five separate parcels of land spread over 425 acres of the Galvan Ranch. During the second quarter of 2006, we believed that the Galvan Ranch Gas Wells, which had generated revenues of only $55,852 in 2005 and $33,431 for the nine months ended September 30, 2006, were not meeting expectations, were without perceived growth potential and were a distraction to our ability to raise financing and grow. Mr. Ruairidh Campbell, at the time a principal shareholder and one of our officers and directors, was not interested in pursuing a strategy of focusing on areas in Russia and the former Soviet Union, rather than the United States. On October 6, 2006, we transferred, pursuant to an Assignment and Bill of Sale, our entire interest in the Galvan Ranch Gas Wells to Ruairidh Campbell, who contemporaneously resigned as an officer and director of Star. In consideration therefor, Mr. Campbell transferred to us, for cancellation and return to our authorized but unissued shares of common stock, the 3,250,000 shares held by him. As a result, since October 6, 2006, we no longer have had any interest in the Galvan Ranch Gas Wells and are no longer engaged in the oil and gas business in the United States.

Pursuant to a Stock Purchase Agreement, dated October 6, 2006, we acquired 100% of the capital stock of Volga-Neft Limited Company, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia (“Volga-Neft”), in consideration for our issuance to the stockholders of Volga-Neft of an aggregate of 10,000,000 shares of our common stock, which represented, at the time, 25.6% of our issued and outstanding shares. Thereafter, we borrowed and advanced $3,000,000 of working capital to Volga-Neft. Volga-Neft (i) sells to local oil exporters, wholesalers, and distributors crude oil it has purchased from local oil developers and (ii) processes crude oil purchased from local oil developers, selling the processed petroleum products in the local market to oil exporters, wholesalers, and distributors. As a result of this acquisition, Volga-Neft became our wholly-owned subsidiary.

On April 13, 2007, we were advised by RSM Top-Audit, the audit firm that purportedly audited the financial statements of Volga-Neft covering certain periods prior to our acquisition of Volga-Neft, that those financial statements were not audited by that firm. These financial statements, which we filed with the Securities and Exchange Commission on a Form 8-K/A on December 8, 2006, were the balance sheets of Volga-Neft as of October 6, 2006 and December 31, 2005, and the related statements of income, stockholders’ equity and cash flows for the period January 1, 2006 through October 6, 2006 and the year ended December 31, 2005. We therefore concluded that those financial statements could not be relied upon, and, on May 11, 2007, we filed a Current Report on Form 8-K to disclose these developments.

Under the Stock Purchase Agreement, the shareholders of Volga-Neft made numerous representations and warranties, including that Volga-Neft’s books and records were complete and correct, represented actual transactions and were maintained in accordance with sound business practice. As part of our further investigation once we were advised that RSM Top-Audit disclaimed performing an audit of the pre-acquisition financial statements of Volga-Neft, we were advised by Volga-Neft’s internal accountant that the revenues of Volga-Neft for the period January 1, 2006 through the December 31, 2006 were actually $47 million (rather than the $83 million reflected in financial statements provided to us for the shorter January 1, 2006 through October 6, 2006 period). We were also advised by an accounting firm which we intended to retain to “re-audit” Volga-Neft’s financial statements, among other things, that documents requested were not provided, that reconciliations did not exist, that no observations of inventories had occurred in the past and that some properties listed as owned by Volga-Neft may have been leased. These factors led us to conclude that the books and records of Volga-Neft were not complete and correct and were not maintained in accordance with sound business practice. These factors also put into question our ability to rely on other representations and warranties made by the stockholders of Volga-Neft. In addition, because our independent auditor was unable to audit opening balances for post-acquisition financial statements of Volga-Neft, we could not receive the comfort that a post-closing audit provides an acquirer with respect to the accuracy of representations and warranties. In lieu of retaining Volga-Neft and spending the time, effort and cost of trying to establish the degree to which breaches existed and the level of damages sustained, and then seek indemnification against the Volga-Neft stockholders in Russia, we determined that it was in our best interests to seek rescission of the Stock Purchase Agreement. By a Rescission Agreement dated June 14, 2007 among us, Volga-Neft and the individuals from whom we acquired the shares of Volga-Neft, the Stock Purchase Agreement was rescinded, we returned the shares of Volga-Neft we received to the former stockholders of Volga-Neft who, in turn, returned to us the 10,000,000 shares of our common stock that we had previously issued to them. In addition, Volga-Neft issued a $4,200,000 promissory note in our favor to repay $3,000,000 of loans we made to Volga-Neft since the acquisition and to reimburse us for costs and damages incurred by us. We, in turn, sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000.

We subsequently received a report from Nixon Peabody, LLP, which was based upon certain documentation and interviews conducted with personnel made available by us, Volga-Neft and RSM Top-Audit, which report did not constitute a comprehensive analysis because a number of key witnesses and certain sources of documentary evidence were not available to Nixon Peabody. Following receipt of that report, we concluded that it is unlikely that RSM Top-Audit performed any audit of Volga-Neft’s financial statements, that RSM Top-Audit may not, in fact, have been engaged by Volga-Neft to perform an audit, and that, while actions taken by various individuals in Russia, at least one of whom was employed by RSM Top-Audit, may have resulted in our receipt of the purported audit report of RSM Top-Audit, neither we nor any of our officers or directors knew of these facts or the absence of the audits prior to RSM Top-Audit’s advice on April 13, 2007 that RSM Top-Audit had not audited the financial statements of Volga-Neft.

We have instituted an action against RSM Top-Audit, the international accounting network of which RSM Top-Audit is a member, certain principals of the audit firms and certain other individuals seeking, among other things, damages suffered by us as a result of the falsified audit of Volga-Neft.

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

On November 6, 2006, we entered into a Letter of Intent to acquire 100% of the common stock of Samaratransoil Ltd., a company organized under the laws of the Russian Federation, from its sole stockholder in exchange for 1,000,000 shares of our common stock. The consummation of this transaction was subject to certain conditions, including completion of due diligence to our satisfaction. After performing our due diligence, we determined not to proceed further with the transaction and did not issue any shares of our common stock with respect to this prospective acquisition.

On November 28, 2006, we entered into a Stock Purchase Agreement to acquire 51% of the capital stock of Kommunarskoe NGDU, a Russian limited liability company, from its sole stockholder in exchange for 6,000,000 shares of our common stock. The consummation of this transaction was subject to certain conditions, including completion of due diligence to our satisfaction. After performing our due diligence as part of satisfying the closing conditions, we determined not to proceed further with the transaction. Effective June 14, 2007, all parties to this Stock Purchase Agreement agreed not to proceed with the transaction and to end all further negotiations, and we did not issue any shares of our common stock with respect to this prospective acquisition.

On August 1, 2007, we entered into separate agreements with each of Firecreek Petroleum, Inc. (“Firecreek”), a wholly-owned subsidiary of EGPI Firecreek, Inc., PJM Management, Inc. (“PJM”) and Double Coin Ltd. (“Double Coin”), pursuant to which we acquired from Firecreek and Double Coin any and all of their rights and interests they had with respect to certain projects in Ukraine, consisting of 100% of a project known as the Region Project, 51% of a project known as the Dewon ZAO Project and 100% of a project known as the Bukovyna Project (the “Projects”). Of the rights held by Firecreek and Double Coin, one was a letter of intent for Anglo-UKr-Energy LLC (“AUE”) to acquire the Region Project for $5.5 million, the second was an oral understanding pursuant to which we entered into a letter of intent to acquire 51% of the Dewon ZAO Project for $40.0 million and the third was a contract for AUE to acquire the Bukovyna Project for $20.0 million. AUE was a company being formed on behalf of Firecreek and Double Coin in Ukraine to acquire the Projects. We were granted the right to complete, and did complete, the organization of AUE as our subsidiary. In exchange for our acquisition of the rights of Firecreek and Double Coin, we issued 2,100,000 shares of our common stock and paid $100,000 to Firecreek and issued 2,500,000 shares of our common stock to Double Coin. We issued 150,000 shares of the Company’s common stock and paid $10,000 to PJM which acted as a finder for Firecreek and Double Coin. The shares were valued at $0.27 per share for a total consideration of $1,392,500. The purchase price for our acquisition of the rights of Firecreek and Double Coin and PJM’s finder’s fee was negotiated with them and was equal to approximately 2.1% of the total purchase price that was to be paid to the owners of the Projects, based on the market value of our common stock at the time we entered into the agreements with Firecreek, PJM and Double Coin. Firecreek, PJM and Double Coin are not related to our officers, directors and affiliates.

Our right to proceed with respect to these Projects expired on November 10, 2007, November 15, 2007 and November 26, 2007, respectively. We sought extensions from the owners of the Projects, but were unable to negotiate an extension of the letter of intent with respect to the Dewon ZAO Project (which was needed to complete due diligence and seek requisite financing for the Project), unable to obtain the due diligence materials we needed with respect to the Region Project and unable to obtain the necessary financing for the Bukovyna Project. Accordingly, we no longer have rights to acquire any of the Projects and, as such, the options to acquire the oil and gas properties have been completely written-off. We have commenced an arbitration proceeding against Firecreek and Double Coin seeking a return of the consideration paid to them.

Plans for Future Operations

In previous years, we were primarily engaged in domestic energy operations. We have shifted our focus entirely to prospects situated in the Commonwealth of Independent States that are considered emerging markets and, particularly, are seeking to capitalize on the opportunities we believe are available to us in

Ukraine. With the disposition of the Galvan Ranch Wells and the rescission of the Volga-Neft acquisition, we are not currently engaged in an active business. In light of our prior experience and taking into consideration the risks inherent to operating in emerging markets, we have retained western legal, accounting and geological consultants. Although we are in discussions regarding potential acquisitions, we are not currently a party to any agreement to acquire properties or rights with respect to any oil or gas properties or production.

Debenture Financing

On February 9, 2007, we entered into a securities purchase agreement, whereby the Company issued $7,500,000 in principal amount of convertible debentures (the “Debentures”). The Debentures bear interest at 8% per annum, payable quarterly, are secured by all our assets and mature on February 9, 2010 or earlier upon acceleration following an event of default, as defined in the Debentures. On February 28, 2008, the debenture holders agreed to defer our payment of interest due April 1, 2008 to April 1, 2009 in consideration for our agreeing to pay them an aggregate premium of $12,000 on April 1, 2009. The Debentures were originally convertible into shares of our common stock at the option of the holders at a conversion price of $2.00 per share. In addition, the debenture holders were issued warrants which allow the holders to purchase, at any time until February 9, 2012, up to 2,437,500 shares of our common stock. The Warrants were originally exercisable at an exercise price equal to $3.81 per share. The Debentures and the Warrant have conversion and exercise price adjustment clauses to adjust their conversion and exercise prices based on certain events, including stock splits and stock combinations, and, with exceptions relating to issuances under stock option plans and acquisitions and strategic transactions synergistic with our business, to reduce the conversion and exercise prices to the price at which new shares are issued. The right of each investor to convert the Debentures, or exercise the Warrants, is subject to the restriction that such conversion or exercise does not result in the investor beneficially owning at any one time more that 4.99% of our outstanding common stock.

Payment of the Debentures is guaranteed by Volga-Neft pursuant to the terms of a Guarantee dated as of February 9, 2007, and is secured by all of our assets and the assets of Volga-Neft pursuant to the terms of a Security Agreement, dated as of February 9, 2007. We believe that our acquisition of Volga-Neft was a significant factor in our ability to obtain this financing. The rescission of the acquisition of Volga-Neft could have resulted in the acceleration of the maturity of some or all of our $7,500,000 principal amount of 8% Secured Convertible Debentures we issued in February 2007 and that otherwise would be due on February 9, 2010 or earlier upon acceleration, following an event of default, as defined in the Debentures. Prior thereto, we, through our Chief Executive Officer, obtained the oral approval of the debenture holders.

Pursuant to the terms of a Registration Rights Agreement by and between us and the purchasers of the Debentures, dated as of February 9, 2007, we agreed to prepare and file by April 15, 2007 with the Securities and Exchange Commission a registration statement for the purpose of registering for resale all of the shares of our common stock issuable upon conversion of the Debentures and the exercise of the Warrants. We have not, to date, filed the registration statement. The Registration Rights Agreement provided that, if we did not file the registration statement by April 15, 2007, the registration statement was not declared effective by the Securities and Exchange Commission by July 15, 2007, and in certain other circumstances (including if the registration statement did not remain continuously effective except for certain limited periods for specified reasons), we were to pay, on the applicable date and each monthly anniversary of that date, as partial liquidated damages, 1.5% of the principal amount of the Debentures then held by the debenture holders. If we failed to pay any of these amounts within seven days after the date payable, the Registration Rights Agreement provides that we are to pay interest thereon at the rate of 18% per annum.

On October 11, 2007, we entered into waiver and consent agreements with the holders of the debentures, in which the debenture holders, among other things, waived all accrued liquidated damages under the Registration Rights Agreement and agreed that future liquidated damages would not be payable if we filed the requisite registration statement by April 11, 2008 and that liquidated damage would be capped at 10% per annum. In consideration for the agreement by holders of Debentures in the principal amount of $5,000,000, we paid $302,322 to those debenture holders, with the conversion price of those Debentures remaining at $2.00 per share and their Warrants to purchase 1,625,000 shares of common stock remaining at an exercise price of $3.81 per share, in each case subject to potential anti-dilution adjustments. In consideration for such agreement by holders of Debentures in the principal amount of $2,500,000, we issued 100,000 shares of our common stock to those debenture holders, reduced the conversion price of those Debentures from $2.00 to $.75 per share, and lowered the exercise price of their Warrants to purchase 812,500 shares of common stock from $3.81 to $.75 per share until October 11, 2010, at which time the exercise price of those Warrants will revert to $3.81 per share, in each case subject to potential anti-dilution adjustments. On April 9, 2008, we entered into amendments to each of the waiver and consent agreements pursuant to which each debenture holder waived the requirement to file the registration statement by April 11, 2008, provided we file the registration statement at the earliest possible time using our reasonable best efforts.

There can be no assurance that we will be successful in obtaining any future waivers from the holders of our Debentures or, if we are successful, of the terms of any modification of the Debentures or Registration Rights Agreement. Any default under the Debentures would allow each Debenture holder to declare the outstanding principal amount of such holder’s Debenture, plus accrued and unpaid interest, liquidated damages and other amounts owing in respect of the holder’s Debenture due and payable at its “Mandatory Default Amount” of 130% of the outstanding principal amount of the Debenture plus all accrued and unpaid interest thereon. Commencing five trading days after the occurrence of an event of default that results in the eventual acceleration of a Debenture, the Debenture is to accrue interest at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

As a condition of the Debenture financing, we entered into agreements with each of our then officers, directors and principal stockholders pursuant to which each of them agreed not to sell any shares of our common stock prior to 90 calendar days after a registration statement covering the resale all of the shares of our common stock issuable upon conversion of the Debentures and the exercise of the Warrants has been declared effective by the Securities and Exchange Commission.

We paid Rodman & Renshaw LLC, placement agent for the Debenture financing, $525,000 (7% of the gross proceeds from the sale of the Debentures), plus $25,000 in reimbursement of its expenses, under a Placement Agency Agreement, dated February 9, 2007. We also issued to Rodman & Renshaw LLC and its designees warrants to purchase, until February 12, 2012, 262,500 shares of our common stock at an exercise price of $3.81 per share. The warrants have exercise price adjustment clauses to adjust their exercise price based on certain events, including stock splits and stock combinations, and, with exceptions relating to issuances under stock option plans and acquisitions and strategic transactions synergistic with our business, to reduce the exercise price to the price at which new shares are issued. We also have agreed to indemnify Rodman & Renshaw LLC, its selected dealers, agents and their respective officers, directors, employees and controlling persons against liabilities incurred under the Securities Act, as well as claims made against those persons for finder’s or broker’s fees, and to reimburse those persons for expenses (including reasonable attorneys’ fees) incurred in investigating and defending against claims asserted against them, in connection with the offer and sale of the Debentures, except in certain circumstances, and to the extent indemnification is not available, to contribute to payments made by those persons. In addition, we issued 15,500 shares of our common stock valued at $58,900 to an unaffiliated third party for its assistance in identifying potential institutional investors.

Competition

The oil and gas exploration industry is highly competitive. We expect to encounter competition in all aspects of our operations, including property acquisition, and for equipment and labor required to operate and to develop properties and operations. We expect to be in competition with major oil companies, independent oil companies, and individual producers and operators that have financial and other resources substantially greater than ours.

In addition, the oil industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The price and availability of alternative energy sources could adversely affect our operations.

Governmental Regulation

Our operations will be subject to various levels of government controls and regulations in virtually all of the countries in the Commonwealth of Independent States, including environmental controls and regulations, that will vary from country to country and from time to time as they are reviewed for amendment or expansion.

We will attempt to comply with all legal requirements in the conduct of our operations and employ business practices which we consider to be prudent under the circumstances in which we operate. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry could increase our cost of doing business and affect our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

Environmental Regulation

Oil exploration, storage, transportation, refining and related activities are subject to numerous and constantly changing country, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with our operations, restrict or prohibit the types, quantities and concentration of substances that we can release into the environment, restrict or prohibit activities that could impact endangered or threatened species, protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations and impose substantial liabilities for pollution resulting from our operations.

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

Environmental laws and regulations may substantially increase the cost of our operations and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings and competitive position. Violation of these laws and regulations could result in significant fines or penalties. We may experience accidental spills, leaks and other discharges of contaminants at some of the properties that we may acquire, operate or sell, or in which we may hold an interest but not operational control, as have other similarly situated oil and gas companies, and including past or ongoing contamination for which we may be held responsible. The costs of remedying such conditions may be significant, and could have a material adverse impact on our financial condition and results of operations.

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

Employees

We have five full time employees, consisting of our three executive officers who are based in our corporate headquarters in New York and two employees located in Kiev, Ukraine.

ITEM 2	DESCRIPTION OF PROPERTY

We lease our executive office, which consist of approximately 1,000 square feet, at 317 Madison Avenue, New York, New York 10017, under a sub-lease for $3,400 per month on a month-to-month basis.

We also lease approximately 1,000 square feet of office space in Kiev, Ukraine for $8,400 per month under a one year lease that expires on November 30, 2008.

We believe our current office space to be adequate for the foreseeable future.

ITEM 3	LEGAL PROCEEDINGS

We are not a defendant in, and our property is not the subject of, any pending legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 2007.

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the Over-the-Counter Bulletin Board under the symbol “SERG.OB”. The table below sets forth the high and low bid prices for our common stock for each quarterly period for the last two fiscal years. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2007	December 31	$0.54	$0.18
	September 30	$0.60	$0.21
	June 30	$3.98	$0.34
	March 31	$4.38	$3.20
2006	December 31	$4.10	$0.80
	September 30	$1.30	$0.40
	June 30	$2.05	$1.15
	March 31	$2.25	$1.00

Record Holders

As of March 31, 2008, we had approximately 89 stockholders of record, exclusive of stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

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

Recent Sales of Unregistered Securities

On March 1, 2007, in consideration for consulting services rendered to us, we issued 250,000 shares of our common stock valued at $870,000, to Blue Water Partners, a consultant.

On October 11, 2007, in consideration for the holders of $2,500,000 of our 8% Secured Convertible Debentures entering into a waiver and consent agreement with us pursuant to which they waived accrued liquidated damages under a Registration Rights Agreement, we issued to them 100,000 shares of our common stock.

We believe that each issuance was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2007, although we did reacquire and cancel 10,000,000 shares of our common stock in connection with our rescission of the acquisition of Volga-Neft.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward Looking Statements

This Management’s Discussion and Analysis and Plan of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “may,” “should,” “anticipates,” “intends,” “expects,” “believes,” “plans,” “predicts,” “estimates,” “strategy” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These risks and uncertainties include, but are not limited to, the following, many of which are beyond our control: our ability to locate and acquire high oil and gas producing properties, or rights with respect to or interests in, high producing properties; the sufficiency of existing capital resources; our ability to raise additional capital to fund cash requirements for acquisitions and future operations; our ability to obtain and maintain sufficient energy reserves to fund and maintain operations; the market for any oil and gas production we may generate; domestic and foreign political conditions; the overall level of the supply of and demand for oil and gas; the price of imports of oil and gas; weather conditions; the price and availability of alternative fuels; the proximity and capacity of oil pipelines and other transportation facilities to any properties we may acquire or in which we may acquire rights or interests; uncertainties related to our future business prospects, including possible future acquisitions; the volatility of the stock market in general and our common stock specifically; our ability to maintain the quotation of our common stock on the Over-the-Counter Bulletin Board; and general economic conditions.

We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Overview

We were incorporated in Nevada on December 7, 1999. Our operations began on July 2, 2003 when we purchased a 15% working interest and 12% net revenue interest in eight oil and gas producing wells known as the “Galvan Ranch Gas Wells” in Webb County, West Texas. The wells were on five separate parcels of land spread over 425 acres of the Galvan Ranch.

During the second quarter of 2006, we believed that the Galvan Ranch Gas Wells, which had generated revenues of only $55,852 in 2005 and $33,431 for the nine months ended September 30, 2006, were not meeting expectations, were without perceived growth potential and were a distraction to our ability to raise financing and grow. Mr. Ruairidh Campbell, at the time a principal shareholder and one of our officers and directors, was not interested in pursuing a strategy of focusing on areas in Russia and the former Soviet Union, rather than the United States.

On October 6, 2006, we entered into an Assignment and Bill of Sale with Mr. Campbell pursuant to which we assigned to Mr. Campbell all of our interests in and to the Galvan Ranch Gas Wells. In consideration therefor, Mr. Campbell transferred to us, for cancellation and return to our authorized but unissued shares of common stock, the 3,250,000 shares of common stock owned by him. As a result, since October 6, 2006, we have no longer had any interest in the Galvan Ranch Gas Wells and are no longer engaged in the oil and gas business in the United States.

Under our new strategy, pursuant to a Stock Purchase Agreement, on October 6, 2006, we acquired 100% of the capital stock of Volga-Neft Limited Company, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia (“Volga-Neft”), in consideration for our issuance to the stockholders of Volga-Neft of an aggregate of 10,000,000 shares of our common stock, representing, at the time, 25.6% of our issued and outstanding shares. Thereafter, we borrowed and advanced $3,000,000 of working capital to Volga-Neft.

On April 13, 2007, we were advised by RSM Top-Audit that the financial statements of Volga-Neft, purportedly audited by RSM Top-Audit for periods prior to our acquisition of Volga-Neft were not audited by that firm.

Under the Stock Purchase Agreement, the shareholders of Volga-Neft made numerous representations and warranties, including that Volga-Neft’s books and records were complete and correct, represented actual transactions and were maintained in accordance with sound business practice. As part of our further investigation once we were advised that RSM Top-Audit disclaimed performing an audit of the pre-acquisition financial statements of Volga-Neft, we were advised by Volga-Neft’s internal accountant that the revenues of Volga-Neft for the period January 1, 2006 through the December 31, 2006 were actually $47 million (rather than the $83 million reflected in financial statements provided to us for the shorter January 1, 2006 through October 6, 2006 period). We were also advised by an accounting firm which we intended to retain to “re-audit” Volga-Neft’s financial statements, among other things, that documents requested were not provided, that reconciliations did not exist, that no observations of inventories had occurred in the past and that some properties listed as owned by Volga-Neft may have been leased. These factors led us to conclude that the books and records of Volga-Neft were not complete and correct and were not maintained in accordance with sound business practice. These factors also put into question our ability to rely on other representations and warranties made by the stockholders of Volga-Neft. In addition, because our independent auditor was unable to audit opening balances for post-acquisition financial statements of Volga-Neft, we could not receive the comfort that a post-closing audit provides an acquirer with respect to the accuracy of representations and warranties. In lieu of retaining Volga-Neft and spending the time, effort and cost of trying to establish the degree to which breaches existed and the level of damages sustained, and then seek indemnification against the Volga-Neft stockholders in Russia, we determined that it was in our best interests to seek rescission of the Stock Purchase Agreement. By a Rescission Agreement dated June 14, 2007 among us, Volga-Neft and the individuals from whom we acquired the shares of Volga-Neft, the Stock Purchase Agreement was rescinded, we returned the shares of Volga-Neft we received to the former stockholders of Volga-Neft who, in turn, returned to us the 10,000,000 shares of our common stock that we had previously issued to them. In addition, Volga-Neft issued a $4,200,000 promissory note in our favor to repay $3,000,000 of loans we made to Volga-Neft since the acquisition and to reimburse us for costs and damages incurred by us. We, in turn, sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000.

We subsequently received a report from Nixon Peabody, LLP, which was based upon certain documentation and interviews conducted with personnel made available by us, Volga-Neft and RSM Top-Audit, which report did not constitute a comprehensive analysis because a number of key witnesses and certain sources of documentary evidence were not available to Nixon Peabody. Following receipt of that report, we concluded that it is unlikely that RSM Top-Audit performed any audit of Volga-Neft’s financial statements, that RSM Top-Audit may not, in fact, have been engaged by Volga-Neft to perform an audit, and that, while actions taken by various individuals in Russia, at least one of whom was employed by RSM Top-Audit, may have resulted in our receipt of the purported audit report of RSM Top-Audit, neither we nor any of our officers or directors knew of these facts or the absence of the audits prior to RSM Top-Audit’s advice on April 13, 2007 that RSM Top-Audit had not audited the financial statements of Volga-Neft.

We have instituted an action against RSM Top-Audit, the international accounting network of which RSM Top-Audit is a member, certain principals of the audit firms and certain other individuals seeking, among other things, damages suffered by us as a result of the falsified audit of Volga-Neft.

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

On August 1, 2007, we entered into separate agreements with each of Firecreek Petroleum, Inc. (“Firecreek”), a wholly-owned subsidiary of EGPI Firecreek, Inc., PJM Management, Inc. (“PJM”) and Double Coin Ltd. (“Double Coin”), pursuant to which we acquired from Firecreek and Double Coin any and all of their rights and interests they had with respect to certain projects in Ukraine, consisting of 100% of a project known as the Region Project, 51% of a project known as the Dewon ZAO Project and 100% of a project known as the Bukovyna Project (the “Projects”). Of the rights held by Firecreek and Double Coin, one was a letter of intent for Anglo-Ukr-Energy LLC (“AUE”) to acquire the Region Project for $5.5 million, the second was an oral understanding pursuant to which we entered into a letter of intent to acquire 51% of the Dewon ZAO Project for $40.0 million and the third was a contract for AUE to acquire the Bukovyna Project for $20.0 million. AUE was a company being formed on behalf of Firecreek and Double Coin in Ukraine to acquire the Projects. We were granted the right to complete, and did complete, the organization of AUE as our subsidiary. In exchange for our acquisition of the rights of Firecreek and Double Coin, we issued 2,100,000 shares of our common stock and paid $100,000 to Firecreek and issued 2,500,000 shares of our common stock to Double Coin. We issued 150,000 shares of the Company’s common stock and paid $10,000 to PJM which acted as a finder for Firecreek and Double Coin. The shares were valued at $0.27 per share for a total consideration of $1,392,500. The purchase price for our acquisition of the rights of Firecreek and Double Coin and PJM’s finder’s fee was negotiated with them and was equal to approximately 2.1% of the total purchase price that was to be paid to the owners of the Projects, based on the market value of our common stock at the time we entered into the agreements with Firecreek, PJM and Double Coin. Firecreek, PJM and Double Coin are not related to our officers, directors and affiliates.

Our right to proceed with respect to these Projects expired on November 10, 2007, November 15, 2007 and November 26, 2007, respectively. We sought extensions from the owners of the Projects, but were unable to negotiate an extension of the letter of intent with respect to the Dewon ZAO Project (which was needed to complete due diligence and seek requisite financing for the Project), unable to obtain the due diligence materials we needed with respect to the Region Project and unable to obtain the necessary financing for the Bukovyna Project. Accordingly, we no longer have rights to acquire any of the Projects and, as such, the options to acquire the oil and gas properties have been completely written-off.

Plans for Future Operations

In previous years, we were primarily engaged in domestic energy operations. We have shifted our focus entirely to operations situated in the Commonwealth of Independent States that are considered emerging markets and, particularly, are seeking to capitalize on the opportunities available to us in Ukraine. With the disposition of the Galvan Ranch Wells and the rescission of the Volga-Neft acquisition, we are not currently engaged in an active business. In light of our prior experience and taking into consideration the risks inherent to operating in emerging markets, we have retained western legal, accounting and geological consultants. Although we are in discussions regarding potential acquisitions, we are not currently a party to any agreement to acquire properties or rights with respect to oil or gas properties or production.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

We had no active operations during the year ended December 31, 2007 as a result of our disposition of the Galvan Ranch Wells and the rescission of our acquisition of Volga-Neft in October 2006. The results of our operations for the year ended December 31, 2006, which were primarily related to the operation of the Galvan Ranch Wells captured in the discontinued operations line item in our statements of consolidated operations, are not discussed since comparative financial analysis would not be meaningful.

As a result of the disposition and rescission we had no sales and a loss of $8,885,598 for the year ended December 31, 2007. This compares to a loss from continuing operations of $1,113,873 (including $650,000 of costs associated with the rescission of the Volga-Neft acquisition) and a loss of $56,138 related to the discontinued Galvan Ranch Wells operations, which resulted in an overall loss of $1,170,011 for the year ended December 31, 2006.

Our principal operating expenses for the 2007 reporting periods consisted of:

Salary and benefits costs were $1,684,011. Of this amount, $1,080,890 represents the amortized portion of compensation expense related to the issuance of shares to certain officers and directors. The compensation cost recognized for stock-based compensation pursuant to our stock option plan was $106,475. The balance of these costs, $496,646, was cash compensation and benefits for officers, directors and other employees.

Due diligence expenses of $1,564,134 were incurred for legal, seismic, and financial audit data for the potential acquisition targets.

Expiration of rights to contract for the purchase of oil and gas properties expenses were $1,392,500. These expenses reflect acquisition costs related to the rights to three oil and gas Projects in Ukraine. As these rights have expired, the costs associated with the expired rights have been completely written-off.

Professional fees were $1,305,221. These expenses primarily pertained to general legal and auditing services, including the preparation of our Annual Report on Form 10-KSB for the year ended December 31, 2006, the audit of our financial statements contained therein, as well as our Quarterly Reports on Form 10-QSB, other Securities and Exchange Commission related matters, our investigation of the disclaimed audit report of Volga-Neft and legal proceedings instituted by us.

Consulting fees were $1,072,289, of which $870,000 related to Volga-Neft and the remainder were incurred for general consulting services.

Advertising and promotion expenses were $384,611. Of this amount advertising expenses represented $225,000, largely related to promotional activities subsequent to the acquisition of Volga-Neft, and investor and public relations costs were $134,092.

Office and general expenses of $249,312 were primarily incurred for Board of Directors fees of $83,000; insurance expenses of $39,348; office rent of $58,303; and telephone expense of $20,382.

Travel expenses of $139,487 stemmed primarily from trips to the Russian Federation with respect to Volga-Neft and visits to Ukraine for due diligence gathering for potential acquisitions, as well as establishment of an office in Kiev, that country’s capital.

Depreciation expense was $2,384 related to computer hardware, as well as office equipment, furniture and fixtures placed in service during the year ended December 31, 2007.

Interest income of $22,270, along with a gain on sale of marketable securities of $9,678, represented our only sources of income for the year ended December 31, 2007. These were derived from the investment of proceeds from our private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures.

The foreign exchange loss of $1,369 resulted from the conversion of U.S. dollars to the currency of the Ukraine.

The Debenture interest expense of $1,120,928 for the year ended December 31, 2007 included amortization of deferred debt issuance costs and debt discount of $181,542 and $58,397, respectively. The Debenture interest expense also includes $344,322 incurred to obtain waivers from the debenture holders related to their entitlement to all accrued liquidated damages under the Registration Rights Agreement.

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

Of the net proceeds of the Debenture Financing of $6,950,000, we repaid a loan of $1,000,000 that we incurred in 2006, the proceeds of which were used to pay liabilities of Volga-Neft, and we advanced an additional $2,000,000 to Volga-Neft for capital expenditures. At the time of the rescission of our acquisition of Volga-Neft, we received, in addition to the return of the 10,000,000 shares of our common stock that we had issued in consideration for our acquisition, a $4,200,000 promissory note in full settlement of all monetary claims we may have had against Volga-Neft or its stockholders. We, in turn, sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000.

During the year ended December 31, 2007, we used $5,756,477 for operating activities primarily to fund our net loss of $5,131,750 on a cash basis (net loss for financial reporting purposes of $8,885,598 less the following non-cash expenses: $1,392,500 related to the write-off of the rights to oil and gas Projects in Ukraine; $889,660 for the issuance of shares of our common stock for services; $1,187,365 for stock-based compensation; $181,542 of amortized debt issuance costs; $58,397 for amortization of debt discount; $42,000 for the issuance of common stock for the payment of late fees on the Debentures; and $2,384 of depreciation).

Investing activities during the year ended December 31, 2007 provided net cash of $856,279 principally from our $3,000,000 collection of the sale of the note we received from Volga-Neft discussed above, substantially offset by office equipment purchases of $33,721, advances made to Volga-Neft of $2,000,000 prior to the rescission (which were repaid to us from the proceeds of the $3,000,000 note we received and sold), and the $110,000 cash portion of the consideration we paid for our acquisition of the right to contract for the purchase of interests in the oil and gas Projects in Ukraine.

Financing activities provided net cash of $5,947,215 during the year ended December 31, 2007, resulting from the Debenture Financing discussed above. We used $550,000 of the proceeds of this financing for debt issuance costs to the placement agent and $1,000,000 to repay the loan we incurred in 2006 to fund liabilities of Volga-Neft and which was repaid to us as part of the sale of the note we received from the stockholders of Volga-Neft and sold as discussed in “Investing Activities” above. We also spent $2,785 to repay a related party advance.

We intend to use our remaining available cash of $1,048,720 at December 31, 2007 to fund strategic initiatives and to pay certain accrued liabilities. We expect that these funds will be sufficient to sustain our operations for most of the first half of 2008. By that time, we will require additional capital, through the issuance of equity or debt, until we are able to achieve profitable operations. Although we plan to seek additional financing, there can be no assurance that we will be able to secure financing or, if so, on satisfactory terms.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements, within the meaning of Item 303(c) of Securities and Exchange Commission Regulation S-B.

ITEM 7	FINANCIAL STATEMENTS

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Star Energy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Star Energy Corporation and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2007 and 2006, and the period from re-entering the development stage (October 6, 2006) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period from re-entering the development stage (October 6, 2006) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and will require additional capital during fiscal 2008 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through December 31, 2008. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada	“SF Partnership, LLP”
March 14, 2008	CHARTERED ACCOUNTANTS
(except note 20 which is April 9, 2008)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

December 31, 2007 and 2006

		Restated
		(note 19)
	2007	2006
ASSETS
Current
Cash	$1,048,720	$1,703
Investment in Volga-Neft (note 5)	—	11,700,000
Loan receivable from Volga-Neft (note 6)	—	1,000,000
Prepaid expenses and other current assets	34,556	1,080,890

Total Current Assets	1,083,276	13,782,593
Equipment (note 8)	31,337	—
Debt Issuance Costs (note 9)	427,358	—

Total Assets	$1,541,971	$13,782,593

LIABILITIES
Current
Accounts payable	$60,859	$375,327
Accrued liabilities	389,297	665,000
Advance from related party (note 10)	—	2,785
Loan payable (note 11)	—	1,000,000

Total Current Liabilities	450,156	2,043,112
Convertible Debentures, Net of Discount (note 12)	7,358,179	—

Total Liabilities	7,808,335	2,043,112

Commitments and Contingencies (note 15)
STOCKHOLDERS’ (DEFICIT) EQUITY
Capital Stock (note 13)
Authorized
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued and outstanding
33,865,500 common stock (2006 - 38,737,500)	33,866	38,738
Additional Paid-in Capital	3,794,690	12,910,065
Accumulated Deficit and Deficit Accumulated During the Development Stage	(10,094,920)	(1,209,322)

Total Stockholders’ (Deficit) Equity	(6,266,364)	11,739,481

Total Liabilities and Stockholders’ (Deficit) Equity	$1,541,971	$13,782,593

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Statements of Consolidated Operations and Comprehensive Loss

Years Ended December 31, 2007 and 2006, and the Period from Re-entering the

Development Stage (October 6, 2006) through December 31, 2007

	2007	Restated (note 19) 2006	Restated (note 19) (Note 1) Period from Re-entering the Development Stage through December 31, 2007
Oil and Gas Revenues	$—	$—	$—

Operating Expenses
Salary and benefits	1,684,011	—	1,684,011
Due diligence	1,564,134	—	1,564,134
Expiration of rights to contract to acquire oil and gas properties (note 7)	1,392,500	—	1,392,500
Professional fees	1,305,221	—	1,305,221
Consulting	1,072,289	—	1,072,289
Advertising and promotion	384,611	—	384,611
Office and general	249,312	493,873	743,185
Travel	139,487	—	139,487
Depreciation - equipment	2,384	—	2,384

Total Operating Expenses	7,793,949	493,873	8,287,822

Loss from Continuing Operations	(7,793,949)	(493,873)	(8,287,822)

Other Income (Expense)
Interest income	22,270	—	22,270
Gain on sale of marketable securities	9,678	—	9,678
Costs associated with the rescission of the stock purchase agreement	—	(650,000)	(650,000)
Debt forgiven	—	30,000	30,000
Foreign exchange loss	(1,369)	—	(1,369)
Debenture interest	(1,120,928)	—	(1,120,928)

Total Other Income (Expense)	(1,090,349)	620,000	(1,710,349)

Loss Before Income Taxes	(8,884,298)	(1,113,873)	(9,998,171)
Provision for income taxes (note 14)	1,300	—	1,300

Net Loss from Continuing Operations, After Tax	(8,885,598)	(1,113,873)	(9,999,471)

Loss from Discontinued Operations
Loss from discontinued operations, net of tax (note 18)	—	(56,138)	—

Net Loss from Discontinued Operations	—	(56,138)	—

Net Loss and Comprehensive Loss	$(8,885,598)	$(1,170,011)	$(9,999,471)

Net Loss per Common Share from Continuing Operations - Basic and Diluted	$(0.295)	$(0.036)

Net Loss per Common Share from Discontinued Operations - Basic and Diluted	$—	$(0.002)

Net Loss per Common Share - Basic and Diluted	$(0.295)	$(0.038)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Year	30,167,500	30,784,375

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Statements of Consolidated Stockholders’ (Deficit) Equity

Years Ended December 31, 2007 and 2006, and the Period from Re-entering the Development

Stage (October 6, 2006) through December 31, 2007

	Restated (note 19) Number of Common Shares	Restated (note 19) Capital Stock	Restated (note 19) Additional Paid-in Capital	Accumulated Deficit and Deficit Accumulated During the Development Stage	Restated (note 19) Stockholders’ (Deficit) Equity
Balance, October 6, 2006, date of re-entering the development stage	31,562,500	$31,563	$77,363	$(96,465)	$12,461
Common shares cancelled (note 13)	(3,250,000)	(3,250)	(41,123)	—	(44,373)
Common shares issued to purchase Volga-Neft (notes 5 and 13)	10,000,000	10,000	11,690,000	—	11,700,000
Common shares issued for services (note 13)	425,000	425	1,183,825	—	1,184,250
Net loss for the period	—	—	—	(1,112,857)	(1,112,857)

Balance, December 31, 2006	38,737,500	38,738	12,910,065	(1,209,322)	11,739,481
Common shares issued for services (note 13)	250,000	250	869,750	—	870,000
Common shares issued for services (note 13)	20,000	20	75,980	—	76,000
Common shares cancelled (notes 5 and 13)	(10,000,000)	(10,000)	(11,690,000)	—	(11,700,000)
Common shares issued for services (note 13)	8,000	8	2,552	—	2,560
Common shares issued for the purchase of the options to acquire oil and gas properties (note 13)	4,750,000	4,750	1,277,750	—	1,282,500
Common shares issued for the payment of late interest on convertible debentures (note 13)	100,000	100	41,900	—	42,000
Options vested for employee services (note 13)	—	—	106,475	—	106,475
Relative value of warrants attached to convertible debentures (note 12)	—	—	200,218	—	200,218
Net loss for the year	—	—	—	(8,885,598)	(8,885,598)

Balance, December 31, 2007	33,865,500	$33,866	$3,794,690	$(10,094,920)	$(6,266,364)

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Statements of Consolidated Cash Flows

Years Ended December 31, 2007 and 2006, and the Period from Re-entering the

Development Stage (October 6, 2006) through December 31, 2007

	2007	Restated (note 19) 2006	Restated (note 19) (Note 1) Period from Re-entering the Development Stage through December 31, 2007
Cash Flows from Operating Activities
Net loss	$(8,885,598)	$(1,170,011)	$(9,999,471)
Loss from discontinued operations	—	56,138	—
Adjustments to reconcile non-cash items:
Depreciation - equipment	2,384	—	2,354
Amortization - debt issuance costs	181,542	—	181,542
Stock based compensation expense	1,187,365	103,360	1,290,725
Amortization - debt discount	58,397	—	58,397
Issuance of common stock for services	889,660	—	889,660
Expiration of rights to contract to acquire oil and gas properties	1,392,500	—	1,392,500
Issuance of common stock for the payment of late interest on convertible debentures	42,000	—	42,000
Changes in working capital:
Prepaid expenses and other current assets	(34,556)	—	(34,556)
Accounts payable	(314,468)	368,980	54,512
Accrued liabilities	(275,703)	665,000	389,297

Net Cash Used in Operating Activities from Continuing Operations	(5,756,477)	23,467	(5,733,040)

Cash Flows from Investing Activities
Additions to equipment	(33,721)	—	(33,721)
Purchase of options to acquire oil and gas properties	(110,000)	—	(110,000)
Advances of loan receivable	(2,000,000)	(1,000,000)	(3,000,000)
Proceeds from collection of loan receivable	3,000,000	—	3,000,000

Net Cash Provided by (Used in) Investing Activities from Continuing Operations	856,279	(1,000,000)	(143,721)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	—	—	(30,000)
Proceeds from issuance of convertible debentures	7,500,000	—	7,500,000
Proceeds from loan payable	—	1,000,000	1,000,000
Repayment of loan payable	(1,000,000)	—	(1,000,000)
Debt issuance costs	(550,000)	—	(550,000)
Advances from related party	(2,785)	—	(2,785)

Net Cash Provided by Financing Activities from Continuing Operations	5,947,215	1,000,000	6,917,215

Cash Flows from Discontinued Operations:
Operating cash flows	—	(38,554)	7,968
Investing cash flows	—	44,403	44,403
Financing cash flows	—	(41,588)	(44,373)

Net Cash (Used in) Provided by Discontinued Operations	—	(35,739)	7,998

Net Increase (Decrease) in Cash	1,047,017	(12,272)	1,048,452
Cash - Beginning of Period	1,703	13,975	268

Cash - End of Period	$1,048,720	$1,703	$1,048,720

Supplemental Disclosure of Cash Flow Information (note 17)

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

1.	Description of Business

Star Energy Corporation was organized under the laws of the State of Nevada on December 7, 1999. Star Energy Corporation and Subsidiaries (the “Company”) is seeking to acquire, explore and develop oil and gas properties, presently in Ukraine.

The Company’s operations began on July 2, 2003 when it purchased a 15% working interest and 12% net revenue interest in eight oil and gas producing wells known as the Galvan Ranch Gas Wells in Webb County, Texas.

During the second quarter of 2006, the Company concluded that the Galvan Ranch Gas Wells, which had generated revenues of only $55,852 in 2005 and $33,431 for the nine months ended September 30, 2006, were not meeting expectations, were without perceived growth potential and were a distraction to the Company’s ability to raise financing and grow. The Company’s then principal shareholder was not interested in pursuing a strategy of focusing on areas in Russia and the former Soviet Union, rather than the United States. Therefore, in conjunction with the Company’s acquisition of Volga-Neft Limited Company (“Volga-Neft”) described below, the Company transferred its interest in the G’alvan Ranch Gas Wells to its then principal shareholder in exchange for 3,250,000 shares of the Company’s common stock, which the Company redirected to the contemporaneous acquisition of Volga-Neft. See note 13.

Under its new strategy, on October 6, 2006, the Company acquired 100% of the capital stock of Volga-Neft, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia.

On April 13, 2007, the Company was advised by the audit firm that purportedly audited the financial statements of Volga-Neft covering certain periods prior to the Company’s acquisition of Volga-Neft that such financial statements were not audited by that firm. The Company therefore concluded that those financial statements could not be relied upon, determined that certain representations, warranties and covenants made by the stockholders of Volga-Neft were untrue, and determined that other information provided to the Company with respect to the business, financial condition, operations and prospects of Volga-Neft was not reliable. Accordingly, the Company decided to seek, and obtained, rescission of the transaction through a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft. See notes 5, 6, 13, 17 and 19.

As a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement, as of October 6, 2006, the Company was considered to have re-entered the development stage.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

2.	Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is in the development stage and has not realized revenues from its planned operations. The Company has sustained losses of $8,885,598 and $1,170,011 for the periods ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had working capital of $633,120 (December 31, 2006 - $39,481) and an accumulated deficit of $10,094,920 (December 31, 2006 - $1,209,322). The Company has funded operations by raising $7,500,000 through debt financing on February 9, 2007 (see note 12) and through the issuance of capital stock. Management’s plan is to seek additional funds through future equity and/or debt financing until it achieves profitable operations from oil and gas drilling activities. Although the Company plans to seek additional financing, there can be no assurance that the Company will be able to secure financing or obtain such on satisfactory terms. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Anglo-Ukr-Energy LLC (“AUE”) and Cosmonite Limited. All significant inter- company balances and transactions have been eliminated on consolidation.

b)	Reporting Currency

The U.S. dollar has been used as the unit of measurement in these consolidated financial statements.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

c)	Investments

The Company has accounted for its investment in Volga-Neft using the cost method of accounting for investments described in paragraph 6a, APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Under the cost method of accounting, the Company carried the investment at historical cost and periodically evaluated the fair value of the investment to determine if an other-than-temporary decline in value had occurred.

d)	Debt Issuance Costs

Debt issuance costs are stated at cost and are being amortized on a straight line basis over three years.

e)	Equipment

Equipment is stated at cost. Depreciation is provided using the straight-line method based on the following estimated useful lives:

Computer hardware	3 years
Computer software - general	3 years
Computer software - accounting	5 years
Office equipment	5 years
Furniture and fixtures	7 years

f)	Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipelines at the well head. The Company believes that both oil and gas revenues should be recognized at these times because ownership of the oil and gas generally passes to the customer at these times. Management believes that this policy meets the criteria of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

The Company does not have any gas balancing arrangements.

g)	Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

h)	Asset Retirement Obligations

For operating properties, costs associated with environmental remediation obligations are accrued in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No 143”). SFAS No. 143 requires the Company to record a liability for the present value of the estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

For non-operating properties, costs associated with environmental remediation obligations are accrued when it is probable that such costs will be incurred and they can be reasonably estimated. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 “Accounting for Contingencies,” or Statement of Position 96-1 “Environmental Remediation Liabilities.” Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for each facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. Management periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the Company’s liabilities have potentially changed.

i)	Income Tax

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). Deferred taxes are provided under a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

j)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds its fair value. For the years ended December 31, 2007 and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

k)	Earnings (Loss) per Share

The Company has adopted SFAS No.128, “Earnings per Share” which requires disclosure on the consolidated financial statements of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. In contrast, diluted earnings (loss) per share considers the potential dilution that occurs from other financial instruments that would increase the total number of outstanding shares of common stock. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

l)	Pension and Post-employment Benefits

The Company’s mandatory contributions to the governmental pension plan are expensed when incurred. Discretionary pensions and other post-employment benefits are not material.

m)	Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit risk concentration.

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

The Company has adopted the disclosure requirements of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) for stock options and similar equity instruments (collectively, “options”) issued to employees. The Company applies the fair-value based method of accounting as prescribed by SFAS No. 123(R). Under the fair-value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123(R) also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Value of options granted has been estimated using the Black-Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience.

p)	Convertible Debenture with Stock Purchase Warrants

The Company has issued convertible debt with non-detachable conversion features and detachable warrants. The values assigned to the warrants and embedded conversion feature of the debt is based on the guidance of Emerging Issue Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF No. 98-5”), EITF No. 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments of the FASB’s Emerging Issues Task Force” (“EITF No. 00-27”). The non-detachable conversion feature and detachable warrants are recorded as a discount to the related debt either as additional paid-in capital or a derivative liability, depending on the guidance, using the intrinsic value method or relative fair value method, respectively. The debt discount associated with the warrants and embedded conversion feature, if any, is amortized to interest expense over the life of the debenture or upon earlier conversion of the debenture using either the effective yield method or the straight-line method, as appropriate.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

q)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 could have on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) . The Company has adopted SFAS No. 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 158 could have on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 159 could have on its financial statements.

In April 2007, the FASB issued a FASB Statement Position (“FSP”) on FASB Interpretation (“FIN”) 39-1 (“FIN No. 39-1”) which modifies FIN No. 39, “Offsetting of Amounts relating to Certain Contracts” (“FIN No. 39”). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN No. 39. Upon adoption of this FASB Staff Position (“FSP”), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

q)	Recent Accounting Pronouncements (cont’d)

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 could have on its financial statements.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

q)	Recent Accounting Pronouncements (cont’d)

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SOP No. 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“SOP No. 07-1-1”). SOP No. 07-1-1 delays indefinitely the effective date of AICPA Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP No. 07-1”). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS No. 157-1”). FSP SFAS No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), “Business Combinations”, regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-1 is effective upon the initial adoption of SFAS No. 157.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont’d)

q)	Recent Accounting Pronouncements (cont’d)

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 161 could have on its financial statements.

4.	Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

5.	Investment in Volga-Neft and Rescission of Stock Purchase Agreement

The Company acquired, on October 6, 2006, 100% of the capital stock in Volga-Neft for 10,000,000 shares of the Company’s common stock for an aggregate value of $11,700,000, based on the closing market price of the Company’s common stock on that date. The 100% investment in Volga-Neft has been recorded at its cost amount using the cost method of accounting for investments described in paragraph 6a of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

On April 13, 2007, the Company was advised by the audit firm that purportedly audited the financial statements of Volga-Neft covering certain periods prior to the Company’s acquisition of Volga-Neft that those financial statements were not audited by that firm. The Company therefore concluded that those financial statements could not be relied upon, determined that certain representations, warranties and covenants made by the stockholders of Volga-Neft were untrue, and determined that other information provided to the Company with respect to the business, financial condition, operations and prospects of Volga-Neft was not reliable. Accordingly, the Company decided to seek, and obtained, rescission of the transaction.

Under the Stock Purchase Agreement, the shareholders of Volga-Neft made numerous representations and warranties, including that Volga-Neft’s books and records were complete and correct, represented actual transactions and were maintained in accordance with sound business practice. As part of the Company’s further investigation once it was advised that the audit firm that purportedly audited the pre-acquisition financial statements of Volga-Neft disclaimed performing an audit of the pre-acquisition financial statements of Volga-Neft, the Company was advised by Volga-Neft’s internal accountant that the revenues of Volga-Neft for the period of January 1, 2006 through December 31, 2006 were actually $47 million (rather than the $83 million reflected in financial statements provided to the Company for the shorter January 1, 2006 through October 6, 2006 period). The Company was also advised by an accounting firm which it intended to retain to “re-audit” Volga-Neft’s financial statements, among other things, that documents requested were not provided, that reconciliations did not exist, that no observations of inventories had occurred in the past and that some properties listed as owned by Volga-Neft may have been leased. These factors led to the conclusion that the books and records of Volga-Neft were not complete and correct and were not maintained in accordance with sound business practice. These factors also put into question the Company’s ability to rely on other representations and warranties made by the shareholders of Volga-Neft. In addition, because the independent auditor was unable to audit opening balances for post-acquisition financial statements of Volga-Neft, the Company could not receive the comfort that a post-closing audit provides an acquirer with respect to the accuracy of representations and warranties.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

5.	Investment in Volga-Neft and Rescission of Stock Purchase Agreement (cont’d)

In lieu of retaining Volga-Neft and spending the time, effort and cost of trying to establish the degree to which breaches existed and the level of damages sustained, and then seek indemnification against the Volga-Neft shareholders in Russia, the Company determined that it was in its best interests to seek rescission of the Stock Purchase Agreement. Consequently, the Company obtained rescission of the transaction. By a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft, the Stock Purchase Agreement under which the Company acquired all of the outstanding shares of capital stock of Volga-Neft was rescinded; the Company returned the shares of Volga-Neft it received to the former stockholders of Volga-Neft who, in turn, returned to the Company the 10,000,000 shares of the Company’s common stock that had been previously issued to them, and the Company cancelled those shares. The cancellation of the shares was accounted for at its recorded amount of $11,700,000 using the guidance of paragraph 23 of APB 29, “Accounting for Nonmonetary Transactions”. In addition, Volga-Neft issued a $4,200,000 promissory note in the Company’s favor to repay $3,000,000 of loans made to Volga-Neft since the acquisition and to reimburse the Company for costs and damages incurred by the Company. The Company, in turn, sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000. See notes 6, 13, 17 and 19.

6.	Loan Receivable from Volga-Neft

The loan receivable from Volga-Neft, along with $2,000,000 of additional advances to Volga-Neft during 2007, bore interest at 4% per annum, had a maturity date of December 8, 2008 and was secured by the assets of Volga-Neft.

On June 14, 2007, the Company rescinded the October 6, 2006 acquisition of Volga-Neft. As part of the rescission agreement, Volga-Neft issued a $4,200,000 promissory note in the Company’s favor to repay the $3,000,000 of loans made to Volga-Neft since the acquisition and to reimburse the Company for costs and damages incurred by the Company. The note was non-interest bearing provided the principal was repaid by September 1, 2007. The Company sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

7.	Option to Acquire Oil and Gas Properties

On August 1, 2007, the Company entered into separate agreements with each of Firecreek Petroleum, Inc. (“Firecreek”), a wholly-owned subsidiary of EGPI Firecreek, Inc., PJM Management, Inc. (“PJM”) and Double Coin Ltd. (“Double Coin”), pursuant to which the Company acquired from Firecreek and Double Coin any and all of their rights and interests with respect to certain projects in Ukraine, consisting of 100% of a project known as the Region Project, 51% of a project known as the Dewon ZAO Project and 100% of a project known as the Bukovyna Project (the “Projects”). Of the rights held by Firecreek and Double Coin, one was a letter of intent for AUE to acquire the Region Project for $5.5 million, the second was an oral understanding pursuant to which the Company entered into a letter of intent to acquire 51% of the Dewon ZAO Project for $40.0 million and the third was a contract for AUE to acquire the Bukovyna Project for $20.0 million. AUE was a company being formed on behalf of Firecreek and Double Coin in Ukraine to acquire the Projects. The Company was granted the right to complete, and did complete, the organization of AUE as a subsidiary of the Company. In exchange for the Company’s acquisition of the rights of Firecreek and Double Coin, the Company issued 2,100,000 shares of the Company’s common stock and paid $100,000 to Firecreek and issued 2,500,000 shares of the Company’s common stock to Double Coin. The Company issued 150,000 shares of the Company’s common stock and paid $10,000 to PJM which acted as a finder for Firecreek and Double Coin. The shares were valued at $0.27 per share for a total consideration of $1,392,500. The purchase price for the Company’s acquisition of the rights of Firecreek and Double Coin and PJM’s finder’s fee was negotiated with them and was equal to approximately 2.1% of the total purchase price that was to be paid to the owners of the Projects, based on the market value of the Company’s common stock at the time the Company entered into the agreements with Firecreek, PJM and Double Coin. Firecreek, PJM and Double Coin are not related to the Company, its officers, directors and affiliates.

The Company’s right to proceed with respect to one of these projects expired on November 10, 2007, while the rights to the other two projects expired on November 15, 2007 and November 26, 2007, respectively. The Company sought extensions from the owners of the Projects, but was unable to negotiate an extension of the letter of intent with respect to the Dewon ZAO Project (which was needed to complete due diligence and seek requisite financing for the Project), unable to obtain the due diligence materials it needed with respect to the Region Project and unable to obtain the necessary financing for the Bukovyna Project. Accordingly, the Company no longer has rights to acquire any of the Projects and, as such, the options to acquire the oil and gas properties have been completely written-off. The Company has commenced an arbitration proceeding against Firecreek and Double Coin seeking a return of the consideration paid to them.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

8.	Equipment

Equipment is comprised of the following:

	Cost	2007 Accumulated Depreciation	Cost	2006 Accumulated Depreciation
Computer hardware	$17,105	$1,813	$—	$—
Computer software - accounting	6,416	107	—	—
Computer software - general	5,054	164	—	—
Office equipment	2,930	195	—	—
Furniture and fixtures	2,216	105	—	—

	$33,721	$2,384	$—	$—

Net carrying amount		$31,337		$—

9.	Debt Issuance Costs

	Cost	2007 Accumulated Amortization	Cost	2006 Accumulated Amortization
Debt issuance costs	$608,900	$181,542	$—	$—

Net carrying amount		$427,358		$—

The debt issuance costs were incurred in connection with the issuance of the convertible debentures as described in note 12.

10.	Advance from Related Party

The advance was from a director, was non-interest bearing, unsecured and had no specific terms of repayment. In the year ended December 31, 2007, the advance was repaid by the Company.

11.	Loan payable

The loan was payable to Blue Water Partners and was non-interest bearing, unsecured and due on demand. In the year ended December 31, 2007, the loan was repaid by the Company.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

12.	Convertible Debentures

On February 9, 2007, the Company entered into a securities purchase agreement, whereby the Company issued $7,500,000 in principal amount of convertible debentures. The convertible debentures bear interest at 8% per annum, are secured by all the assets of the Company and mature on February 9, 2010. The debentures were originally convertible into common shares at the option of the holders, at a conversion price of $2.00 per share. In addition, the debenture holders were issued warrants which allow the holders to purchase, at any time until February 9, 2012, up to 2,437,500 common shares. The warrants were originally exercisable at an exercise price of $3.81 per share. The debentures have a conversion price adjustment clause to adjust the conversion price based on certain events, including a stock split and, with certain exceptions, stock issuances at less than the conversion price.

The rescission of the acquisition of Volga-Neft could have resulted in the acceleration of the maturity of some or all of the Company’s debentures issued in February 2007 and that otherwise would be due on February 9, 2010 or earlier upon acceleration, following an event of default, pursuant to a debentures agreement. Prior thereto, the Company, through its Chief Executive Officer, obtained the oral approval of the debenture holders. Pursuant to the terms of a registration rights agreement between the Company and the purchasers of the debentures, dated as of February 9, 2007, the Company agreed to prepare and file, by April 15, 2007, with the SEC, a registration statement for the purpose of registering for resale all of the shares of the Company’s common stock issuable upon conversion of the debentures and the exercise of the warrants. The Company has not, to date, filed the registration statement. The registration rights agreement provided that, if the Company did not file the registration statement by April 15, 2007, and if the registration statement was not declared effective by the SEC by July 15, 2007, and in certain other circumstances (including if the registration statement did not remain continuously effective except for certain limited periods for specified reasons), the Company was to pay, on the applicable date and each monthly anniversary of that date, as partial liquidated damages, 1.5% of the principal amount of the debentures then held by the debenture holders.

On October 11, 2007, the Company entered into waiver and consent agreements with the holders of the debentures, in which the debenture holders, among other things, waived all accrued liquidated damages under the registration rights agreement and agreed that future liquidated damages would not be payable if the Company files the requisite registration statement by April 11, 2008. In consideration for such agreement by the holders of debentures in the principal amount of $5,000,000, the Company paid $302,322 to such debenture holders, with the conversion price of those debentures remaining at $2.00 per share and the warrants to purchase up to 1,625,000 shares of common stock remaining at $3.81 per share, in each case subject to potential anti-dilution adjustments. In consideration for such agreement by the holders of debentures in the principal amount of $2,500,000, the Company issued 100,000 shares of common stock to such debenture holders, reduced the conversion price of the debentures from $2.00 to $.75 per share of the Company’s common stock, and lowered the exercise price of the warrant to purchase up to 812,500 shares of common stock from $3.81 to $.75 per share until October 11, 2010, which will then revert to $3.81 per share, in each case subject to potential anti-dilution adjustments. Subsequent to the year end, the waiver and consent agreements were amended (see note 20).

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

12.	Convertible Debentures (cont’d)

Discount on Debt-Relative Fair Value of Warrants

Accounting Principles Board Opinion No. 14 (“APB No. 14”) “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”, provides that the total proceeds from the issuance of debt with detachable stock purchase warrants should be allocated to the warrants and debt based on their relative fair values. Based on the relative fair values of the warrants, the Company recorded $200,218 as debt discount reducing the carrying value of the debt.

The debt discount is being amortized over the term of the debt. For the year ended December 31, 2007, the amortization of debt discount was $58,397 and is included in debenture interest in other expenses. The unamortized debt discount at December 31, 2007 was $141,821.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

13.	Capital Stock

On October 6, 2006, an assignment and bill of sale was entered into between the Company and Ruauridh Campbell, who contemporaneously ceased being an officer, director and principal shareholder of the Company. Pursuant to the assignment, Mr. Campbell agreed to transfer to the Company for cancellation 3,250,000 shares of the Company’s common stock. In consideration thereof, the Company agreed to assign to Mr. Campbell the Company’s interest in and to certain oil and gas wells, which comprised the Company’s only operating assets until that time, known as the Galvan Ranch Gas Wells, which are located in Webb County, Texas, having a book value at the time of $44,373. The closing market price of the Company’s common stock on October 6, 2006 was $1.17 per share. However, a large number of shares exchanged by Mr. Campbell were restricted securities that were not subject to a current registration statement and were subject to a relatively thin trading market for the Company’s common stock. In addition, the Galvan Ranch Gas Wells produced minimal, if any, positive cash flows to the Company. In accordance with SFAS 153, “Exchanges of Nonmonetary Assets,” the Company recorded the stock received at the then book value of its interest in the Galvan Ranch Gas Wells and generated no profit or loss on the exchange.

On October 6, 2006, the Company issued 10,000,000 common shares to acquire Volga-Neft valued at $11,700,000.

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

On June 14, 2007, the Company rescinded its acquisition of Volga-Neft and cancelled the 10,000,000 common shares returned to the Company by Volga-Neft. The transaction was accounted for at its recorded amount of $11,700,000 using the guidance of paragraph 23 of APB 29, “Accounting for Nonmonetary Transactions”.

On August 1, 2007, the Company issued 8,000 common shares for finance services valued at $2,560.

On October 5, 2007, the Company issued 4,750,000 common shares valued at $1,282,500, in accordance with the purchase agreements of August 1, 2007, described in note 7.

On November 1, 2007, the Company issued 100,000 common shares valued at $42,000, in accordance with the waiver and consent agreements of October 11, 2007 as described in note 12.

All the shares issued were valued based on the closing market price of the Company’s common stock on the date of their issuance.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

13.	Capital Stock (cont’d)

Warrants

On February 9, 2007, the Company issued warrants to the debenture holders which allow the holders to purchase, at any time until February 9, 2012, up to 2,437,500 common shares. The warrants were originally exercisable at a price of $3.81 per share. On October 11, 2007, the Company entered into waiver and consent agreements with the holders of the debentures in the amount of $2,500,000 to reduce the exercise price of the warrant to purchase up to 812,500 shares of common stock from $3.81 to $.75 per share until October 11, 2010, which will then revert to $3.81 per share, subject to potential anti-dilution adjustments.

On February 12, 2007, the Company issued warrants to a third party in connection with the placement of the debentures which allow the holders to purchase, at any time until February 12, 2012, up to 262,500 common shares at a price of $3.81 per share.

For 2007, outstanding stock warrants have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

No warrants have been exercised to date.

As of December 31, 2007, warrants to purchase 2,700,000 shares were outstanding, having an exercise price of $0.75 (as to 812,500 shares) and $3.81 per share (as to 1,887,500 shares) with a weighted average exercise price of $2.89 per share and an average remaining contractual life of 4.08 years.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance, January 1, 2006	—	$—

Issued during the year	—	—
Exercised during the year	—	—
Forfeitures during the year	—	—
Expired during the year	—	—

Balance, December 31, 2006	—	—

Issued during the year	2,700,000	2.89
Exercised during the year	—	—
Forfeitures during the year	—	—
Expired during the year	—	—

Balance, December 31, 2007	2,700,000	$2.89	4.08 years

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

13.	Capital Stock (cont’d)

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 0% - 111%, a risk-free interest rate of 4.3% - 4.78%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company at zero percent.

Stock Options

On August 15, 2007, the Board of Directors of the Company adopted the Company’s 2007 Stock Option Plan (“2007 Plan”) to allow options to purchase up to 4,000,000 shares of the Company’s common stock to be granted to employees and non-employee directors.

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

On October 2, 2007, the Company granted options to purchase 200,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.30 per share, the closing market price of the Company’s common stock on the date of grant.

October 5, 2007, the Company granted options to purchase 200,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.47 per share, the closing market price of the Company’s common stock on the date of grant.

October 15, 2007, the Company granted options to purchase 150,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.41 per share, the closing market price of the Company’s common stock on the date of grant.

Presently outstanding options vest in three equal annual installments commencing one year after the date of grant, and have a term of 10 years from the date of grant.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

13.	Capital Stock (cont’d)

Stock Options (cont’d)

For 2007, outstanding stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

No options have been exercised to date.

The assumptions used for the specified reporting years and resulting estimates of weighted average fair value per share of options granted during those years were as follows:

	2007	2006
Interest rate	4.2%	—
Expected volatility	221%	—
Expected life in years	10	—
Expected dividend yield	0%	—

The following table sets forth certain information concerning the Company’s stock options granted, exercised, forfeited and expired during the periods ended December 31, 2007 and 2006:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance, January 1, 2006	—	$—

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance, December 31, 2006	—	—

Granted	2,550,000	0.44
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance, December 31, 2007	2,550,000	$0.44	9.69 years

Exercisable, end of year	—	$—

Weighted average fair value of options granted during the year	$106,475	$—

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

13.	Capital Stock (cont’d)

Stock Options (cont’d)

Range of exercise prices	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$0.30 - $ 0.58	2,550,000	$0.44	9.69 years

The compensation cost recognized for stock-based compensation was $106,475 and $nil for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was $1,022,600 of the total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3 years.

There were 2,550,000 options granted during the year ended December 31, 2007 with a weighted average estimated exercise value of $0.44. There were no options granted during the year ended December 31, 2006.

14.	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109 and FIN No. 48. This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109, income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The current provision for income taxes have been computed as follows:

	2007	2006
Expected income tax recovery at the statutory rate - 31% (2006 - 31%)	$2,790,078	$367,383
Valuation allowance	(2,788,778)	(367,383)

Current provision for income taxes	$1,300	$—

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

14.	Income Taxes (cont’d)

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and stock option compensation expense will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for the current income taxes and the deferred income tax assets.

The Company has deferred income tax assets as follows:

Net operating loss carryforward	$3,099,700
Valuation allowance for deferred income tax assets	(3,099,700)

$—

As of December 31, 2007 and 2006, the Company had approximately $9,997,000 and $1,170,000, respectively, of Federal and state net operating loss carryforwards available to offset future taxable income, which expire in 20 years from the date the loss was incurred as follows:

2026	$1,170,000
2027	8,827,000

$9,997,000

15.	Commitments and Contingencies

Lease

The Company is committed to a lease which expires on November 30, 2008. Future minimum annual payment, inclusive of taxes, under this lease is as follows:

2008	$78,195

Litigation

In December 2007, the seller of the Bukovyna Project threatened to sue the Company for $5,000,000 as a result of the failure of the Company to consummate the acquisition. The Company has offered to pay $500,000, provided the Company’s lawsuit against the third party financier for wrongfully terminating the loan agreement and failing to provide the requisite funds is successful. At year end, the Company cannot estimate its possible loss, if any, or a reasonable range at this time. If, however, as a result of this potential lawsuit, the Company is required to pay significant monetary damages or settlement costs, the Company’s financial position and results of operations could be substantially harmed.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

16.	Comparative Figures

Certain figures for the year ended December 31, 2006 and the period from re-entering the development stage (October 6, 2006) through December 31, 2007 have been reclassified to conform with the current year’s consolidated financial statement presentation.

17.	Supplemental Disclosure of Cash Flow Information

	2007	Restated (note 19) 2006	Restated (note 19) (Note 1) Period from Re-entering the Development Stage through December 31, 2007
Non-cash investing activities are as follows:
Issuance of common stock for debt issuance costs (note 9)	$58,900	$—	$58,900
Increase in loan receivable due to damages related to the Volga Neft rescission (note 5)	1,200,000	—	1,200,000
Acquisition of Volga-Neft (note 5)	—	(11,700,000)	—
Rescission of the Volga-Neft acquisition (note 5)	11,700,000	—	—
Discount on proceeds from collection of loan receivable (note 5)	(1,200,000)	—	(1,200,000)

Total non-cash investing activities	$11,758,900	$(11,700,000)	$58,900

Non-cash financing activity is as follows:
Discount on convertible debentures (note 12)	$200,218	$—	$200,218

Interest and income taxes paid during the period:
Interest	$687,878	$—	$687,878

Income taxes	$700	$—	$700

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

18.	Discontinued Operations

As of October 6, 2006, the Company was considered to have re-entered the development stage as a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement described in note 1. Thus, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s results of operations, financial position and cash flows up to October 6, 2006 have been classified separately as discontinued operations for all periods presented. The Company incurred losses in the amount of $56,138, net of tax, from discontinued operations.

Results of the discontinued operations are summarized below:

	2007	2006	(Note 1) Period from Re-entering the Development Stage through December 31, 2007
Net sales	$—	$33,431	$—

Loss from discontinued operations before income tax	—	(56,138)	—
Income tax	—	—	—

Loss from discontinued operations, net of tax	$—	$(56,138)	$—

19.	Restatement of Previously Issued Financial Statements

The statements of consolidated operations and comprehensive loss and consolidated cash flows for the year ended December 31, 2006, and the period from re-entering the development stage (October 6, 2006) through December 31, 2007 have been corrected to segregate discontinued operations from continuing operations, which is required by U.S. generally accepted accounting principles. The changes have not been set forth in this note as the restatement only reclassified certain non-material operating income and expenses between continuing operations and discontinued operations, which is readily determinable from the financial statements.

The balance sheet and statement of consolidated stockholders’ (deficit) equity for the year ended December 31, 2006 have been corrected to record the acquisition of Volga-Neft using the cost method (note 5). The specific changes are to reflect the investment in Volga-Neft of $11,700,000 in the balance sheet, and the related issuance of 10,000,000 shares of the Company’s common stock valued at $11,700,000 in the balance sheet and statement of consolidated stockholders’ (deficit) equity for the year ended December 31, 2006.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

20.	Subsequent Events

On February 28, 2008, the Company entered into waiver and consent agreements with the holders of its outstanding 8% secured convertible debentures, in which the debenture holders, among other things, deferred until April 11, 2009 interest that would otherwise be due on April 1, 2008. In consideration therefor, the Company has agreed to pay a premium of $12,000 on April 1, 2009.

On April 9, 2008, the October 11, 2007 waiver and consent agreements (see note 12) were amended as the Company was unable to file the Registration Statement by April 11, 2008. The waiver and consent agreements were changed from the Company being required to file the requisite registration statement by April 11, 2008 to the Company filing the Registration Statement using its reasonable best efforts, provided that the liquidated damages shall be reinstated should a court of competent jurisdiction determine that the Company failed to use its reasonable best efforts to file the Registration Statement.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 16, 2006, we dismissed Jones Simkins, P.C. as our principal independent accounting firm, and retained SF Partnership, LLP as our principal independent registered public accounting firm. The decision to change accountants was recommended and approved by Star’s Board of Directors. Jones Simkins, P.C. was our independent registered public accounting firm for the previous two fiscal years and for the period since then until November 16, 2006. None of Jones Simkins, P.C.’s reports on our financial statements during either of the previous two fiscal years and for the period since then until November 16, 2006 (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope or accounting principles, which would include an uncertainty regarding the ability to continue as a going concern, and, during those periods, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Jones Simkins, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the period in which Jones Simkins, P.C. served as our principal independent accountants.

ITEM 8A(T)  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, at the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective for the following reasons. In connection with the preparation of our Annual Report on Form 10-KSB for the year ended December 31, 2006, we identified deficiencies in our disclosure controls and procedures related to the retention, supervision and communication with the appropriate personnel involved with the audit of Volga-Neft, and in our procedures pertaining to the engagement of auditors of Volga-Neft. In addition, as described under Item 8B, “Other Information”, below, we also failed to timely file Current Reports on Form 8-K regarding two reportable events. Management has evaluated the impact of these control deficiencies on our company, including our inability to timely file those reports, and has concluded that these control deficiencies represent material weaknesses in our controls. Management, including the Company’s principal executive officer and principal financial officer, are currently reviewing with legal counsel the Form 8-K rules and will train appropriate personnel on the responsibilities and performing the controls to timely comply with corporate and regulatory policies and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” of us, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of that company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management believes that this evaluation provides a reasonable basis for its opinion. In connection with this evaluation, the Company’s management identified a significant deficiency and a material weakness (as defined by the Public Company’s Accounting Oversight Board, Auditing Standard No.2) in its internal control over financial reporting.

Based upon this evaluation, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were not effective for the following reasons. In connection with the preparation of our Annual Report on Form 10-KSB for the year ended December 31, 2006, we identified deficiencies in our disclosure controls and procedures related to individuals performing multiple tasks which normally would be allocated to separate persons and the retention, supervision and communication with the appropriate personnel involved with the audit of Volga-Neft, and in our procedures pertaining to the engagement of auditors of Volga-Neft. Management has evaluated the impact of these control deficiencies on our company, including our inability to timely file that report and our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, and has concluded that the control deficiencies represent a material weakness in our controls.

We caused an investigation to be taken into the events and procedures involving the Volga-Neft audit, and our controls and procedures regarding our engagement and communication with independent auditors. As a result of the investigation, our prior experience and taking into consideration the risk factors inherent to operating in emerging markets, we have retained western legal, accounting and geological consultants to aid us in our due diligence of prospective acquisitions. In addition, we hired a full-time Chief Financial Officer. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except as described above, our management has not identified any change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or internal controls will prevent all errors and all fraud, but believe that they are designed to provide reasonable assurance in achieving its objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

In light of our relatively small size, individuals perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by the override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.	OTHER INFORMATION

During the fourth quarter of the year ended December 31, 2007 we did not report the following:

•

The expiration of our right to proceed with each of the Region, Dewon Zao and Bukovyna Projects, the rights to which expired on November 10, 2007, November 15, 2007 and November 26, 2007, respectively. However we reported the expiration of these rights and that we were seeking extensions thereof in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 14, 2007.

•

We and one of our subsidiaries had entered into a loan agreement with a foreign entity pursuant to which our subsidiary was to borrow $23,625,000 to fund our acquisition of the Bukovyna Project. The foreign entity failed to fund the loan and we are presently seeking to enforce our remedies.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

Our directors and executive officers are listed in the table below. No person who is not an executive officer or director is expected to make any significant contributions to Star.

Name	Age	Position
Patrick J. Kealy	64	Chief Executive Officer, President and Director
Michael Kravchenko	48	Senior Vice President and Chief Financial Officer
Leonid Blyakher	28	Vice President and Corporate Secretary
Marcus Segal	36	Director
F. Bryson Farrill	80	Director
Clarke R. Keough	45	Director
Richard T. McDermott	68	Director

Patrick J. Kealy joined us as our Chief Executive Officer and President in November 2006 and became a director in November 2007. Mr. Kealy possesses over 30 years of experience in financial services, including investment management in Russia. Prior to joining us, Mr. Kealy served as Chairman of SwissFone International, Ltd, an international long distance service provider, from December 2002 until February 2006. Mr. Kealy is a Board Member of Telemetrix Inc., a publicly traded company. Mr. Kealy held various management positions in investment firms from 1965 to 2002. Mr. Kealy graduated from the University of Notre Dame in 1965 with a BBA Degree in Finance.

Michael Kravchenko joined us as Senior Vice President and Chief Financial Officer on August 27, 2007. Prior thereto, Mr. Kravchenko was co-owner, Chief Financial Officer and Treasurer of Yuse BT Enterprises, Inc., a restaurant and retail outlet, from March 2006 until he joined us, after serving as a consultant to Yuse BT Enterprises, Inc. since December 2005. From August 2005 until October 2005, Mr. Kravchenko was Senior Vice President and Chief Financial Officer of the New York Racing Association, a non-profit racing association that operates horse racing tracks in New York State. From July 1999 until July 2004, Mr. Kravchenko served as Vice President and Chief Financial Officer of Daily Racing Form, Inc., a daily newspaper and online service that publishes past performance statistical information and editorial columns regarding horse racing in the United States. Prior thereto, from May 1993 until May 1999, Mr. Kravchenko served first as Vice President and Chief Financial Officer until 1996 and thereafter as Vice President – Operations of the City & Suburban Delivery Systems subsidiary of The New York Times Company. From October 1986 until May 1993, he served in various capacities for Simon & Schuster, Paramount Communications, Inc., a publisher of books and other media, initially serving in various accounting positions, including Manager of Cost Accounting, then as Business Manager and later as Vice President – Sales Administration and Business Management. From October 1985 until October, 1986, he served in various accounting positions with the CBS Publishing subsidiary of CBS, Inc. Mr. Kravchenko holds a B.S. degree in Accounting from Northeastern University. He was born in Belarus and is fluent in Russian.

Leonid Blyakher joined us on April 30, 2007 and was elected Vice President on August 3, 2007. Mr. Blyakher received his Masters degree from Columbia Business School in May 2007 where he had the distinction of being named a Leon Cooperman Scholar. From August 2001 until April 2005, Mr. Blyakher was a foreign exchange dealer at Citigroup’s Global headquarters in New York. Mr. Blyakher is a graduate of the University of Pennsylvania, where he majored in International Relations and Russian Civilization, writing a thesis on the Russian economic transition. He was born in Belarus and is fluent in Russian.

Marcus Segal has, in addition to serving as our President and Chief Executive Officer from July 2006 until November 2006 and our Chief Financial Officer from October 2006 until August 2007, been a director since July 2006, Mr. Segal has, since August 2003, served as Vice President of Operations and Acting Chief Financial Officer for Vindicia Inc., a technology company specializing in credit card fraud prevention, and, since November 2006 served as President, Chief Executive Officer, Chief Financial Officer of Stargold Mines, Inc., a company with certain ownership rights to mining properties in Russia. Prior to joining Vindicia, Mr. Segal served as Vice President of Operations at EMusic.com, an Internet-based music subscription service from January 2000 until December 2003, where he was responsible for the Human Resources, Production, Customer Service, Royalty Administration and Business Affairs departments of eMusic through that company’s acquisition by Vivendi/Universal’s Universal Music Group in 2002. Prior to his service at EMusic, Mr. Segal served as the Executive in Charge of Production/Chief Operating Officer for The Documedia Group, an award-winning documentary production company based in Los Angeles from December 1, 1996 until December 31, 1999. His projects included the 52-hour Sworn to Secrecy series for The History Channel and The Last Days of WWII for the A&E Network, for which he was nominated for an Emmy. Mr. Segal holds an MBA from Pepperdine University’s Graziadio School of Business, was named a National Journalism Center Fellow in 1996, and received a BA in English Literature from the University of California at Santa Barbara.

F. Bryson Farrill is a Senior Partner of Belgravia Financial, a European real estate investment company based in London, England, a position he has held since March 2001. Previously, Mr. Farrill was a member of the New York Stock Exchange. Prior to that, he held a variety of senior and executive-level positions, including President of McLeod Young Ltd., and Chairman with McLeod Young Weir International (now Scotia McLeod). He was also a member of the Executive Committee of McLeod Young Weir Ltd. In addition to us, Mr. Farrill currently serves as an Advisor and/or Board Member of Swiss Medica, Inc., Balaton Group Inc., Power Technology, Inc., Stargold Mines, Inc., Stock-Trak Group, Inc., Homelife, Inc. and Devine Entertainment, Inc., public reporting companies.

Clarke R. Keough has been President and Chief Executive Officer of Novus Communications Inc., a company with a patent portfolio that produces display technologies, networks and manages content for corporate and institutional organizations since April 2007. Prior to joining Novus in April 2007, Mr. Keough was founder and managing director of Oris Capital, a growth capital private equity fund investing in digital media. From 1992 to 2005, Mr. Keough served as a managing director of Allen & Company, LLC. Mr. Keough is a graduate of the University of Notre Dame and received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University, with majors in marketing and finance.

Richard T. McDermott has been Adjunct Professor of Law at Fordham University School of Law since 2000. He was a partner in the law firm of Clifford Chance and its predecessor, Roger & Wells from 1990 until April 2004. Mr. McDermott is a graduate of Marquette University and received an LLB degree from Fordham University School of Law.

All of our directors hold office until their respective successors are elected by stockholders, or until death, resignation or removal. Officers serve at the pleasure of the Board of Directors.

There are no family relationships among any of our directors or executive officers.

Compliance with Section 16(a) of the Exchange Act

The Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file, on a timely basis, initial reports of ownership and reports of changes of ownership, of our equity securities with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the statements furnished to us to date, or written representations that no statements were required, we believe that all statements required to be filed by such persons with respect to our fiscal year ended December 31, 2007 were all timely filed, except that (i) a Form 4 for Clarke R. Keough for a transaction that occurred on October 2, 2007 and (ii) a Form 4 for Richard T. McDermott for a transaction that occurred on October 5, 2007 were inadvertently filed late by us on their behalf because they were filed along with the timely filing of their Form 3s, reporting their election, rather than two business days after the transactions.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to our principal executive officer, principal financial officer, controller and persons performing similar functions. A copy of our Code of Ethics is filed as Exhibit 14.1 to this report.

Procedures for Recommending Nominees to the Board of Directors

Our Board of Directors does not have a formal policy with regard to the consideration of any director recommended by security holders due to our relatively small size and the fact that we presently have no operating activities.

Board of Directors

Our Board of Directors is responsible for our overall management. During the year ended December 31, 2007, our Board of Directors held 15 meetings and acted by unanimous written consent one time. Each incumbent director attended at least 75% of all meetings of our Board of Directors and committees on which such director served which were held during his tenure.

Audit Committee

Our Board of Directors has a separate audit committee. The audit committee is composed of F. Bryson Farrill, Clarke R. Keough and Richard T. McDermott, each of whom meets the independence requirements for Audit Committee membership under the rules and regulations of NASDAQ. The Board of Directors has determined that Mr. Farrill is an “audit committee financial expert” within the meaning of the applicable SEC rules and possesses accounting and related financial management expertise within the meaning of the listing standards of NASDAQ. The audit committee has sole authority to retain and dismiss our independent registered public accounting firm, to pre-approve all audit services, to approve the fees of our independent registered public accounting firm and to perform periodic reviews of the performance of our independent registered public accounting firm. We do not have a formal Audit Committee Charter. The audit committee met four times during the year ended December 31, 2007.

Compensation Committee

Our compensation committee consists of F. Bryson Farrill, Clarke R. Keough and Richard T. McDermott, each of whom meets the independence requirements for Compensation Committee membership under the rules and regulations of NASDAQ.

The compensation committee has power and authority with respect to all matters pertaining to compensation payable to our executive officers and the administration of employee benefits, including our stock option plan. We do not have a formal Compensation Committee Charter. The compensation committee met three times during the year ended December 31, 2007. Prior to the formation of the compensation committee, the functions now performed by the committee were performed by our full Board of Directors.

ITEM 10	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation during the year ended December 31, 2007 of our Chief Executive Officer, Chief Financial Officer, our former Chief Financial Officer and one other executive officer of the Company serving at the end of 2007 who earned compensation in excess of $100,000 during 2007 for services rendered in all capacities to the Company and its subsidiaries (the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Total ($)
Patrick Kealy(3)	2007 2006	149,583 20,000	10,000 —	— 828,000	52,536 —	212,119 848,000
Michael Kravchenko(4)	2007 2006	52,885 —	30,000 —	— —	10,983 —	93,868 —
Marcus Segal(5)	2007 2006	60,000 2,000	— —	— 285,000	21,014 —	81,014 287,000
Leonid Blyakher(6)	2007 2006	66,667 —	35,000 —	— —	5,254 —	111,921 —

(1)	The dollar amount of the stock awards is equal to the closing price of our common stock on the date of grant of the award multiplied by the number of shares issued.

(2)	Represents the dollar amount recognized for financial statement reporting purposes in 2007, computed in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Compensation,” except that, pursuant to the rules of the Securities and Exchange Commission relating to executive compensation disclosure, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. Under SFAS 123(R), the amount recognized in 2007 includes amounts related to options granted in prior years, as well as in 2007, to the extent options vested in 2007. Assumptions used in the calculation of these amounts are disclosed in note 13 to our audited consolidated financial statements for the year ended December 31, 2007, which are included in Item 7 of this Report.

(3)	Mr. Kealy has been serving as our President and Chief Executive Officer since November 16, 2006.

(4)	Mr. Kravchenko has been serving as our Chief Financial Officer since August 27, 2007.

(5)	Mr. Segal served as our President and Chief Executive Officer from July 19, 2006 until November 15, 2006 and Chief Financial Officer from October 6, 2006 until August 26, 2007. Mr. Segal has also been serving as a director since July 19, 2006. His directorship fees, included in the table, were $22,000 and $2,000 for 2007 and 2006, respectively.

(6)	Mr. Blyakher has been serving as our Vice President and Corporate Secretary since April 30, 2007.

Employment Agreements

On November 20, 2006, we entered into an Employment Agreement with Patrick J. Kealy, pursuant to which we agreed to employ Mr. Kealy as our Chief Executive Officer and President. The agreement provided for Mr. Kealy to receive a salary of $150,000 during its one-year term. On August 3, 2007, our Board of Directors authorized an increase, effective August 1, 2007, in the base salary of Mr. Kealy to

$185,000 per annum. Pursuant to his Employment Agreement the Board granted him a bonus of $10,000 for 2007. Pursuant to, and at the time he entered into, his Employment Agreement, Mr. Kealy was awarded 300,000 shares of our common stock. The fair market value of those shares at the time was $828,000, based on the closing price for our common stock on November 16, 2006. The agreement provided that Mr. Kealy’s employment could be terminated by us or Mr. Kealy for any reason or without reason at any time within the first three months period of the term, in which event 250,000 of the shares issued to him were to be returned to our Company and be cancelled. Neither party exercised that right. The agreement expired on November 19, 2007.

On April 30, 2007, we entered into an Employment Agreement with Leonid Blyakher, pursuant to which we agreed to employ Mr. Blyakher as our Vice President. The agreement provides for Mr. Blyakher to receive a salary of $100,000 during its one-year term. In addition to his salary, Mr. Blyakher received a signing bonus of $15,000. The agreement will expire on April 29, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning the shares of our common stock that are subject to unexercised stock options held at December 31, 2007 by the Named Executive Officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Patrick Kealy	—	1,000,000	—	.44	08-21-17
Michael Kravchenko	— —	100,000 150,000	— —	.58 .41	08-26-17 10-14-17
Marcus Segal	—	400,000	—	.44	08-21-17
Leonid Blyakher	—	100,000	—	.44	08-21-17

Compensation of Directors

On August 3, 2007, our Board of Directors resolved that non-employee directors be compensated at the rate of $3,000 per month except that a non-employee Chairman of the Board (presently F. Bryson Farrill) is to receive $5,000 per month effective August 1, 2007.

The following table sets forth certain information regarding the compensation paid to our directors during 2007:

Name	Fees Earned or paid in Cash ($)	Option Awards(1) ($)	Total ($)
F. Bryson Farrill	35,000	21,014	56,014
Clarke R. Keough(2)	9,000	4,943	13,943
Richard T. McDermott(3)	9,000	7,482	16,482
George Hochwimmer(4)	6,000	—	6,000
Leonid Nechaev(5)	6,000	—	6,000

(1)	Represents the dollar amount recognized for financial statement reporting purposes in 2007, computed in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Compensation,” except that, pursuant to the rules of the Securities and Exchange Commission relating to executive compensation disclosure, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. Under SFAS 123(R), the amount recognized in 2007 includes amounts related to options granted in prior years, as well as in 2007, to the extent options vested in 2007. Assumptions used in the calculation of these amounts are disclosed in note 13 to our audited consolidated financial statements for the year ended December 31, 2007, which are included in Item 7 of this Report.

(2)	Elected on October 2, 2007.

(3)	Elected on October 5, 2007.

(4)	Resigned on June 2, 2007.

(5)	Resigned on June 15, 2007.

2007 Stock Option Plan

On August 15, 2007 our Board of Directors adopted our 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan is intended to provide equity incentives to employees and non-employee directors that will promote the identification of their personal interest with the long-term financial success of the Company. The 2007 Plan authorizes the issuance of a maximum of 4,000,000 shares of our common stock, subject to adjustment as described in the 2007 Plan, upon the exercise of non-qualified stock options that may be granted under the 2007 Plan. The 2007 Plan is administered by our Board of Directors or a committee of our Board of Directors which is authorized to, among other things:

•	Fix the exercise price of each option granted; provided, however, that the exercise price of an option may not be less than 100% of the fair market value of our common stock on the date of grant.

•	Fix the term of each option granted; provided however, that the term of an option may not exceed 10 years.

•	Impose such restrictions on any shares acquired pursuant to the exercise of an option as it may deem advisable.

The exercise price of each option is payable in full upon exercise either in cash, by delivery of shares of common stock valued at the fair market value of such stock at the time of exercise, by delivery of a promissory note (in the discretion of our Board or the Committee granting the options, subject to restrictions and prohibitions of applicable law), or by a combination of the foregoing.

Through December 31, 2007, we have granted options to purchase 2,550,000 shares of our common stock under our 2007 Plan, none of which have been exercised

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2008, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our Named Executive Officers and directors; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person named below has sole voting and investment power. The percentages below are calculated based on 33,865,500 shares of our common stock issued and outstanding as of March 31, 2008.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Patrick J. Kealy	300,000	(2)	*
Michael Kravchenko	—	(3)	*
Leonid Blyakher	—	(4)	*
Marcus Segal	100,000	(5)	*
F. Bryson Farrill	25,000	(6)	*
Clarke R. Keough	—	(7)	*
Richard T. McDermott	—	(8)	*
All Executive Officers and Directors as a Group (7 persons)	425,000	(9)	1.25%

(1)	Less than one percent

(2)	Does not include 1,000,000 shares subject to options that are exercisable as to one third of the number of shares subject to the options annually, on a cumulative basis, commencing August 22, 2008.

(3)	Does not include 100,000 and 150,000 shares subject to options that are exercisable as to one third of the number of shares subject to the options annually, on a cumulative basis, commencing August 27, 2008 and October 14, 2008, respectively.

(4)	Does not include 100,000 shares subject to options that are exercisable as to one third of the number of shares subject to the options annually, on a cumulative basis, commencing August 22, 2008.

(5)	Does not include 400,000 shares subject to options that are exercisable as to one third of the number of shares subject to the options annually, on a cumulative basis, commencing August 22, 2008.

(6)	Does not include 400,000 shares subject to options that are exercisable as to one third of the number of shares subject to the options annually, on a cumulative basis, commencing August 22, 2008.

(7)	Does not include 200,000 shares subject to options that are exercisable as to one third of the number of shares subject to the options annually, on a cumulative basis, commencing October 2, 2008.

(8)	Does not include 200,000 shares subject to options that are exercisable as to one third of the number of shares subject to the options annually, on a cumulative basis, commencing October 5, 2008.

(9)	Does not include shares subject to the options discussed above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as at December 31, 2007, with respect to the 2007 Plan, being our only equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	2,550,000	(1)	$.44	1,450,000

Total	2,550,000		$.44	1,450,000

(1)	Upon the expiration, cancellation or termination of unexercised options, shares subject to those options will again be available for the grant of options under the 2007 Plan.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

We have not entered into any related party transaction during the year ended December 31, 2007.

Director Independence

We believe that F. Bryson Farrill, Clarke R. Keough and Richard T. McDermott currently meet the definition of “independent” directors as promulgated by the rules and regulations of NASDAQ. In determining that these directors are independent, our Board of Directors considered that Messrs. Farrill, Keough and McDermott receive cash director fees in accordance with our director corporation policy described under the caption “Compensation of Directors” in Item 10 of this Report and the stock options held by them as described in the footnotes in the table in Item 11 of this Report.

ITEM 13	EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Star (incorporated by reference to our registration statement on Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000, File No. 000-29323).

3.2	Amended Articles of Incorporation of Star (incorporated by reference our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003, File No. 000-29323).

3.3	Bylaws of Star (incorporated by reference from our registration statement on the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000, File No. 000-29323).

4.1(a)*	Form of 8% Secured Convertible Debenture due 2010.

4.1(b)*	Waiver and Consent, dated October 11, 2007, with Enable Capital Management and affiliates.

4.1(c)*	Waivers and Consents, dated February 28, 2008, with Enable Growth Partners LP and affiliates.

4.1(d)*	Waiver and Consent, dated February 28, 2008, with Wolverine Asset Management LLC.

4.2*	Form of Security Agreement, dated as of February 9, 2007.

4.3*	Form of Subsidiary Guarantee, dated as of February 9, 2007.

10.1	Assignment and Bill of Sale, dated as of June 1, 2003, between the Star and Monument Resources, Inc. in connection with that acquisition of the Galvan Ranch Wells interest (incorporated by reference to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2003, File No. 000-29323).

10.2	Assignment and Bill of Sale, dated October 6, 2006, between Star Energy Corporation and Ruairidh Campbell (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006, File No. 000-29323).

10.3(a)	Stock Purchase Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006, File No. 000-29323).

10.3(b)	Rescission Agreement of Stock Purchase Agreement, dated June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 19, 2007, File No. 000-29323).

10.3(c)	Promissory Note, dated June 14, 2007, issued by Volga-Neft Limited Company in favor of Star Energy Corporation (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 19, 2007, File No. 000-29323).

10.3(d)	Assignment, Assumption and Release, dated as of June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company and JSC Capital Department Stores (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 19, 2007, File No. 000-29323).

10.4	Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and IAB Island Ventures SA (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006, File No. 000-29323).

Exhibit No.	Description
10.5*	Form of Securities Purchase Agreement, dated as of February 9, 2007.

10.6*	Form of Common Stock Purchase Warrant issued to holders for 8% Secured Convertible Debentures due 2010.

10.7(a)*	Form of Registration Rights Agreement, dated as of February 9, 2007.

10.7(b)*	Waiver and Consent, dated October 11, 2007, with Wolverine Asset Management LLC.

10.7(c)*	Amendment, dated April 9, 2008, to Waiver and Consent dated October 11, 2007 with Enable Capital Management.

10.7(d)*	Amendment, dated April 9, 2008, to Waiver and Consent dated October 11, 2007 with Wolverine Asset Management LLC.

10.8	Form of Lock-Up Agreement, dated as of February 9,2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2007, File No. 000-29323).

10.9(a)	Agreement, dated December 14, 2006, with Rodman & Renshaw (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2007, File No. 000-29323).

10.9(b)*	Common Stock Purchase Warrant, dated February 12, 2007, issued to Rodman & Renshaw LLC.

10.10+	2007 Stock Option Plan (incorporated by reference to Exhibit 10(a) to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2007, File No. 000-29323)

10.11+	Employment Agreement, dated November 16, 2006, with Patrick J. Kealy (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2006, File No. 000-29323).

10.12+*	Employment Agreement, dated July 11, 2007, with Leonid Blyakher.

14.1	Code of Ethics adopted March 1, 2004 (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004, File No. 000-29323).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management Contract or compensatory plan or arrangement.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant

Jones Simkins, P.C. provided audit services to us in connection with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. On November 16, 2006, we dismissed Jones Simkins, P.C. as our independent registered public accounting firm, and retained SF Partnership, LLP. SF Partnership LLP provided audit services to us in connection with our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2007 and 2006.

The following is a summary of the fees billed to us by SF Partnership and Jones Simkins for services rendered us for the years ended December 31, 2007 and 2006:

Fee Category	SF Partnership Fiscal 2007	SF Partnership Fiscal 2006	Jones Simkins Fiscal 2006
Audit fees	$166,507	$30,000	$7,520
Audit-related fees	—	—	—
Tax fees	—	—	$4,217
All other fees	—	—	—

Audit Fees

Audit fees billed to us by SF Partnership were for its audit of our annual financial statements included in this Annual Report on Form 10-KSB, and for its review of the unaudited financial statements included in our three Quarterly Reports on Form 10-QSB during the year ended December 31, 2007.

Audit fees billed to us by SF Partnership in 2006 were for its audit of our annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Audit fees billed to us by Jones Simkins, P.C. in 2006 were for its review of the unaudited financial statements included in our three Quarterly Reports on Form 10-QSB during the year ended December 31, 2006.

Audit-Related Fees

We incurred no fees for assurance and related services by our independent registered public accounting firms that were reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2007 and 2006.

Tax Fees

These fees were for the preparation of our income tax returns. SF Partnership did not perform any tax services for us for the year ended December 31, 2007.

All Other Fees

We incurred no fees for any other professional services rendered by our independent registered public accounting firms for the years ended December 31, 2007 or 2006.

Policy on pre-approval of audit and permissible non-audit services

Our Board of Directors unanimously approved the fees paid to our independent registered public accounting firms for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2008.

STAR ENERGY CORPORATION

By:	/s/ Patrick J. Kealy
Patrick J. Kealy
Chief Executive Officer and President
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. Kealy Patrick J. Kealy	Chief Executive Officer and President (Principal Executive Officer) and Director	April 14, 2008

/s/ Michael Kravchenko Michael Kravchenko	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2008

/s/ Marcus Segal Marcus Segal	Director	April 14, 2008

/s/ F. Bryson Farrill F. Bryson Farrill	Director	April 14, 2008

/s/ Clarke R. Keough Clarke R. Keough	Director	April 14, 2008

/s/ Richard T. McDermott Richard T. McDermott	Director	April 14, 2008

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of Star (incorporated by reference to our registration statement on Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000, File No. 000-29323).

3.2	Amended Articles of Incorporation of Star (incorporated by reference our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003, File No. 000-29323).

3.3	Bylaws of Star (incorporated by reference from our registration statement on the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000, File No. 000-29323).

4.1(a)*	Form of 8% Secured Convertible Debenture due 2010.

4.1(b)*	Waiver and Consent, dated October 11, 2007, with Enable Capital Management and affiliates.

4.1(c)*	Waivers and Consents, dated February 28, 2008, with Enable Growth Partners LP and affiliates.

4.1(d)*	Waiver and Consent, dated February 28, 2008, with Wolverine Asset Management LLC.

4.2*	Form of Security Agreement, dated as of February 9, 2007.

4.3*	Form of Subsidiary Guarantee, dated as of February 9, 2007.

10.1	Assignment and Bill of Sale, dated as of June 1, 2003, between the Star and Monument Resources, Inc. in connection with that acquisition of the Galvan Ranch Wells interest (incorporated by reference to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2003, File No. 000-29323).

10.2	Assignment and Bill of Sale, dated October 6, 2006, between Star Energy Corporation and Ruairidh Campbell (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006, File No. 000-29323).

10.3(a)	Stock Purchase Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006, File No. 000-29323).

10.3(b)	Rescission Agreement of Stock Purchase Agreement, dated June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 19, 2007, File No. 000-29323).

10.3(c)	Promissory Note, dated June 14, 2007, issued by Volga-Neft Limited Company in favor of Star Energy Corporation (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 19, 2007, File No. 000-29323).

10.3(d)	Assignment, Assumption and Release, dated as of June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company and JSC Capital Department Stores (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 19, 2007, File No. 000-29323).

10.4	Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and IAB Island Ventures SA (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006, File No. 000-29323).

Exhibit No.	Description

10.5*	Form of Securities Purchase Agreement, dated as of February 9, 2007.

10.6*	Form of Common Stock Purchase Warrant issued to holders for 8% Secured Convertible Debentures due 2010.

10.7(a)*	Form of Registration Rights Agreement, dated as of February 9, 2007.

10.7(b)*	Waiver and Consent, dated October 11, 2007, with Wolverine Asset Management LLC.

10.7(c)*	Amendment, dated April 9, 2008, to Waiver and Consent dated October 11, 2007 with Enable Capital Management.

10.7(d)*	Amendment, dated April 9, 2008, to Waiver and Consent dated October 11, 2007 with Wolverine Asset Management LLC.

10.8	Form of Lock-Up Agreement, dated as of February 9,2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2007, File No. 000-29323).

10.9(a)	Agreement, dated December 14, 2006, with Rodman & Renshaw (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2007, File No. 000-29323).

10.9(b)*	Common Stock Purchase Warrant, dated February 12, 2007, issued to Rodman & Renshaw LLC.

10.10+	2007 Stock Option Plan (incorporated by reference to Exhibit 10(a) to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2007, File No. 000-29323)

10.11+	Employment Agreement, dated November 16, 2006, with Patrick J. Kealy (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2006, File No. 000-29323).

10.12+*	Employment Agreement, dated July 11, 2007, with Leonid Blyakher.

14.1	Code of Ethics adopted March 1, 2004 (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004, File No. 000-29323).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management Contract or compensatory plan or arrangement.