Form 10-Q
period 2008-03-31
STAR ENERGY CORP
filed 2008-05-15
CIK 1104671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending March 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-29323

Star Energy Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0643634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

317 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip code)

(212) 500-5006

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                            Accelerated filer  ☐

Non-accelerated filer    ☐                            Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At May 12, 2008, the number of shares outstanding of the issuer’s common stock was 33,865,500 shares.

		Page
	PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited Consolidated Balance Sheets as of March 31, 2008	3

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2008 and 2007 and the period from re-entering the Development Stage (October 6, 2006) through March 31, 2008	4

	Unaudited Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2008 and the period from re-entering the Development Stage (October 6, 2006) through March 31, 2008	5

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and the period from re-entering the Development Stage (October 6, 2006) through March 31, 2008	6

	Notes to the Unaudited Consolidated Financial Statements	7-28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	29-34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34-35

	PART II

ITEM 6.	EXHIBITS	36

SIGNATURES		37

INDEX TO EXHIBITS		38

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

Unaudited

	March 31, 2008	December 31, 2007 (Audited)

ASSETS

Current
Cash	$308,173	$1,048,720
Prepaid expenses and other current assets	31,597	34,556

Total Current Assets	339,770	1,083,276

Equipment (note 8)	28,883	31,337

Debt Issuance Costs (note 9)	376,616	427,358

Total Assets	$745,269	$1,541,971

LIABILITIES

Current
Accounts payable	$405,426	$60,859
Accrued liabilities	508,931	389,297

Total Current Liabilities	914,357	450,156

Convertible Debentures, Net of Discount (note 10)	7,374,864	7,358,179

Total Liabilities	8,289,221	7,808,335

Commitments and Contingencies (note 13)

STOCKHOLDERS’ DEFICIT

Capital Stock (note 11)

Authorized
5,000,000 preferred stock, par value $0.001 per share 225,000,000 common stock, par value $0.001 per share Issued and outstanding 33,865,500 common stock (2007 - 33,865,500)	33,866	33,866

Additional Paid-in Capital	3,903,865	3,794,690

Accumulated Deficit and Deficit Accumulated During the Development Stage	(11,481,683)	(10,094,920)

Total Stockholders’ Deficit	(7,543,952)	(6,266,364)

Total Liabilities and Stockholders’ Deficit	$745,269	$1,541,971

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2008 and 2007, and the Period from Re-entering the Development Stage (October 6, 2006) through March 31, 2008

Unaudited

	Three Months Ended March 31, 2008	Restated (note 15) Three Months Ended March 31, 2007	(note 1) Period from Re-entering the Development Stage through March 31, 2008

Oil and Gas Revenues	$—	$—	$—

Operating Expenses
Professional fees	540,321	135,607	1,845,542
Salary and benefits	271,707	369,717	1,955,718
Due diligence	183,667	—	1,747,801
Office and general	111,179	35,072	854,364
Consulting	19,655	905,000	1,091,944
Advertising and promotion	17,570	181,968	402,181
Travel	13,714	26,604	153,201
Depreciation - equipment	2,454	—	4,838
Expiration of rights to contract to acquire oil and gas properties (note 7)	—	—	1,392,500

Total Operating Expenses	1,160,267	1,653,968	9,448,089

Loss from Continuing Operations	(1,160,267)	(1,653,968)	(9,448,089)

Other Income (Expense)
Interest income	2,983	6,108	25,253
Loss on sale of marketable securities	—	(1,932)	9,678
Costs associated with the rescission of the stock purchase agreement	—	—	(650,000)
Debt forgiven	—	—	30,000
Foreign exchange loss	—	—	(1,369)
Debenture interest	(229,427)	(145,833)	(1,350,355)

Total Other Income (Expense)	(226,444)	(141,657)	(1,936,793)

Loss Before Income Taxes	(1,386,711)	(1,795,625)	(11,384,882)

Provision for income taxes (note 12)	52	600	1,352

Net Loss and Comprehensive Loss	$(1,386,763)	$(1,796,225)	$(11,386,234)

Net Loss Per Common Share - Basic and Diluted	$(0.041)	$(0.046)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Year	33,865,500	38,904,167

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Stockholders’ (Deficit) Equity

Three Months Ended March 31, 2008 and the Period from Re-entering the Development Stage

(October 6, 2006) through March 31, 2008

Unaudited

	Restated (note 16) Number of Common Shares	Restated (note 16) Capital Stock	Restated (note 16) Additional Paid-in Capital	Accumulated Deficit and Deficit Accumulated During the Development Stage	Restated (note 16) Stockholders’ (Deficit) Equity

Balance, October 6, 2006, date of re-entering the development stage	31,562,500	$31,563	$77,363	$(96,465)	$12,461

Common shares cancelled (note 11)	(3,250,000)	(3,250)	(41,123)	—	(44,373)

Common shares issued to purchase Volga-Neft (notes 6 and 11)	10,000,000	10,000	11,690,000	—	11,700,000

Common shares issued for services (note 11)	425,000	425	1,183,825	—	1,184,250

Net loss for the period	—	—	—	(1,112,857)	(1,112,857)

Balance, December 31, 2006	38,737,500	38,738	12,910,065	(1,209,322)	11,739,481

Common shares issued for services (note 11)	250,000	250	869,750	—	870,000

Common shares issued for services (note 11)	20,000	20	75,980	—	76,000

Common shares cancelled (notes 6 and 11)	(10,000,000)	(10,000)	(11,690,000)	—	(11,700,000)

Common shares issued for services (note 11)	8,000	8	2,552	—	2,560

Common shares issued for the purchase of the options to acquire oil and gas properties (note 11)	4,750,000	4,750	1,277,750	—	1,282,500

Common shares issued for the payment of late interest on convertible debentures (note 11)	100,000	100	41,900	—	42,000

Options vested for employee services (note 11)	—	—	106,475	—	106,475

Relative value of warrants attached to convertible debentures (note 10)	—	—	200,218	—	200,218
Net loss for the year	—	—	—	(8,885,598)	(8,885,598)

Balance, December 31, 2007	33,865,500	33,866	3,794,690	(10,094,920)	(6,266,364)

Options vested for employee services (note 11)	—	—	109,175	—	109,175

Net loss for the period	—	—	—	(1,386,763)	(1,386,763)

Balance, March 31, 2008	33,865,500	$33,866	$3,903,865	$(11,481,683)	$(7,543,952)

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007, and the Period from Re-entering the Development Stage (October 6, 2006) through March 31, 2008

Unaudited

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Restated (note 16) (note 1) Period from Re-entering the Development Stage through March 31, 2008

Cash Flows from Operating Activities
Net loss	$(1,386,763)	$(1,796,225)	$(11,386,234)
Adjustments to reconcile non-cash items:
Depreciation - equipment	2,454	—	4,808
Amortization - debt issuance costs	50,742	45,833	232,284
Stock based compensation expense	109,175	291,812	1,399,900
Amortization - debt discount	16,685	—	75,082
Issuance of common stock for services	—	870,000	889,660
Expiration of rights to contract to acquire oil and gas properties	—	—	1,392,500
Issuance of common stock for the payment of late interest on convertible debentures	—	—	42,000
Changes in working capital:
Prepaid expenses and other current assets	2,959	(44,137)	(31,597)
Accounts payable	344,567	(369,667)	399,079
Accrued liabilities	119,634	90,010	508,931

Net Cash Used in Operating Activities from Continuing Operations	(740,547)	(912,374)	(6,473,587)

Cash Flows from Investing Activities
Purchase of marketable securities	—	(592,500)	—
Additions to equipment	—	—	(33,721)
Purchase of options to acquire oil and gas properties	—	—	(110,000)
Advances of loan receivable	—	(2,000,000)	(3,000,000)
Proceeds from collection of loan receivable	—	—	3,000,000

Net Cash Used in Investing Activities from Continuing Operations	—	(2,592,500)	(143,721)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	—	—	(30,000)
Proceeds from issuance of convertible debentures	—	7,500,000	7,500,000
Proceeds from loan payable	—	—	1,000,000
Repayment of loan payable	—	(1,000,000)	(1,000,000)
Debt issuance costs	—	(550,000)	(550,000)
Advances from related party	—	—	(2,785)

Net Cash Provided by Financing Activities from Continuing Operations	—	5,950,000	6,917,215

Cash Flows from Discontinued Operations:
Operating cash flows	—	—	7,968
Investing cash flows	—	—	44,403
Financing cash flows	—	—	(44,373)

Net Cash Provided by Discontinued Operations	—	—	7,998

Net (Decrease) Increase in Cash	(740,547)	2,445,126	307,905

Cash - Beginning of Period	1,048,720	1,703	268

Cash - End of Period	$308,173	$2,446,829	$308,173

Supplemental Disclosure of Cash Flow Information (note 15)

(The accompanying notes are an integral part of these unaudited consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

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

During the second quarter of 2006, the Company concluded that the Galvan Ranch Gas Wells, which had generated revenues of only $55,852 in 2005 and $33,431 for the nine months ended September 30, 2006, were not meeting expectations, were without perceived growth potential and were a distraction to the Company’s ability to raise financing and grow. The Company’s then principal shareholder was not interested in pursuing a strategy of focusing on areas in Russia and the former Soviet Union, rather than the United States. Therefore, in conjunction with the Company’s acquisition of Volga-Neft Limited Company (“Volga-Neft”) described below, the Company transferred its interest in the Galvan Ranch Gas Wells to its then principal shareholder in exchange for 3,250,000 shares of the Company’s common stock, which the Company redirected to the contemporaneous acquisition of Volga-Neft. See note 11.

Under its new strategy, on October 6, 2006, the Company acquired 100% of the capital stock of Volga-Neft, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia.

On April 13, 2007, the Company was advised by the audit firm that purportedly audited the financial statements of Volga-Neft covering certain periods prior to the Company’s acquisition of Volga-Neft that such financial statements were not audited by that firm. The Company therefore concluded that those financial statements could not be relied upon, determined that certain representations, warranties and covenants made by the stockholders of Volga-Neft were untrue, and determined that other information provided to the Company with respect to the business, financial condition, operations and prospects of Volga-Neft was not reliable. Accordingly, the Company decided to seek, and obtained, rescission of the transaction through a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft. See notes 6, 11, 15 and 16.

As a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement, as of October 6, 2006, the Company was considered to have re-entered the development stage.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

2.	Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is in the development stage and has not realized revenues from its planned operations. The Company has sustained losses of $1,386,763 and $1,796,225 for the three month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had negative working capital of $574,587 (compared to a positive working capital of $633,120 at December 31, 2007) and an accumulated deficit of $11,481,683 (compared to $10,094,920 at December 31, 2007). The Company has funded operations by raising $7,500,000 through debt financing on February 9, 2007 (see note 10) and through the issuance of capital stock. Management’s plan is to seek additional funds through future equity and/or debt financing until it achieves profitable operations from oil and gas drilling activities. Although the Company plans to seek additional financing, there can be no assurance that the Company will be able to secure financing or obtain such on satisfactory terms. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

The accompanying unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2008.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

b)	Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Anglo-Ukr-Energy LLC (“AUE”) and Cosmonite Limited. All significant inter- company balances and transactions have been eliminated on consolidation.

c)	Reporting Currency

The U.S. dollar has been used as the unit of measurement in these unaudited consolidated financial statements.

d)	Investments

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

e)	Debt Issuance Costs

Debt issuance costs are stated at cost and are being amortized on a straight line basis over three years.

f)	Equipment

Equipment is stated at cost. Depreciation is provided using the straight-line method based on the following estimated useful lives:

Computer hardware	3 years
Computer software - general	3 years
Computer software - accounting	5 years
Office equipment	5 years
Furniture and fixtures	7 years

g)	Revenue Recognition

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

g)	Revenue Recognition (cont’d)

Interest income is recognized on the accrual basis.

h)	Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

i)	Asset Retirement Obligations

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

j)	Income Tax

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

k)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds its fair value. For the periods ended March 31, 2008 and December 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

l)	Earnings (Loss) per Share

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

m)	Pension and Post-employment Benefits

The Company’s mandatory contributions to the governmental pension plan are expensed when incurred. Discretionary pensions and other post-employment benefits are not material.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

n)	Concentration of Credit Risk

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

o)	Use of Estimates

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

p)	Share-Based Payment

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

q)	Convertible Debenture with Stock Purchase Warrants

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

r)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact the Company’s financial position or results of operations.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

r)	Recent Accounting Pronouncements (cont’d)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 became effective for the Company as of January 1, 2008. The Company has not elected the fair value option for any of its arrangements. Accordingly, the adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

4.	Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

5.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 -	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 -	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash and cash equivalents (level 1), accounts payable and accrued liabilities (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

6.	Investment in Volga-Neft and Rescission of Stock Purchase Agreement

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

6.	Investment in Volga-Neft and Rescission of Stock Purchase Agreement (cont’d)

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

In lieu of retaining Volga-Neft and spending the time, effort and cost of trying to establish the degree to which breaches existed and the level of damages sustained, and then seek indemnification against the Volga-Neft shareholders in Russia, the Company determined that it was in its best interests to seek rescission of the Stock Purchase Agreement. Consequently, the Company obtained rescission of the transaction. By a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft, the Stock Purchase Agreement under which the Company acquired all of the outstanding shares of capital stock of Volga-Neft was rescinded; the Company returned the shares of Volga-Neft it received to the former stockholders of Volga-Neft who, in turn, returned to the Company the 10,000,000 shares of the Company’s common stock that had been previously issued to them, and the Company cancelled those shares. The cancellation of the shares was accounted for at its recorded amount of $11,700,000 using the guidance of paragraph 23 of APB 29, “Accounting for Nonmonetary Transactions”. In addition, Volga-Neft issued a $4,200,000 promissory note in the Company’s favor to repay $3,000,000 of loans made to Volga-Neft since the acquisition and to reimburse the Company for costs and damages incurred by the Company. The Company, in turn, sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000. See notes 11, 15 and 16.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

8.	Equipment

Equipment is comprised of the following:

	Cost	March 31, 2008 Accumulated Depreciation	Cost	December 31, 2007 Accumulated Depreciation

Computer hardware	$17,105	$3,229	$17,105	$1,813
Computer software - accounting	6,416	428	6,416	107
Computer software - general	5,054	654	5,054	164
Office equipment	2,930	342	2,930	195
Furniture and fixtures	2,216	185	2,216	105

	$33,721	$4,838	$33,721	$2,384

Net carrying amount		$28,883		$31,337

9.	Debt Issuance Costs

	Cost	March 31, 2008 Accumulated Amortization	Cost	December 31, 2007 Accumulated Amortization

Debt issuance costs	$608,900	$232,284	$608,900	$181,542

Net carrying amount		$376,616		$427,358

The debt issuance costs were incurred in connection with the issuance of the convertible debentures as described in note 10.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

10.	Convertible Debentures

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

On October 11, 2007, the Company entered into waiver and consent agreements with the holders of the debentures, in which the debenture holders, among other things, waived all accrued liquidated damages under the registration rights agreement and agreed that future liquidated damages would not be payable if the Company filed the requisite registration statement by April 11, 2008. In consideration for such agreement by the holders of debentures in the principal amount of $5,000,000, the Company paid $302,322 to such debenture holders, with the conversion price of those debentures remaining at $2.00 per share and the warrants to purchase up to 1,625,000 shares of common stock remaining at $3.81 per share, in each case subject to potential anti-dilution adjustments. In consideration for such agreement by the holders of debentures in the principal amount of $2,500,000, the Company issued 100,000 shares of common stock to such debenture holders, reduced the conversion price of the debentures from $2.00 to $.75 per share of the Company’s common stock, and lowered the exercise price of the warrant to purchase up to 812,500 shares of common stock from $3.81 to $.75 per share until October 11, 2010, which will then revert to $3.81 per share, in each case subject to potential anti-dilution adjustments. Subsequent to the period end, the waiver and consent agreements were amended (see note 17).

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

10.	Convertible Debentures (cont’d)

On February 28, 2008, the Company entered into waiver and consent agreements with the holders of its outstanding 8% secured convertible debentures, in which the debenture holders, among other things, deferred until April 11, 2009 interest that would otherwise be due on April 1, 2008. In consideration therefore, the Company has agreed to pay a premium of $12,000 on April 1, 2009.

Discount on Debt-Relative Fair Value of Warrants

Accounting Principles Board Opinion No. 14 (“APB No. 14”) “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants,” provides that the total proceeds from the issuance of debt with detachable stock purchase warrants should be allocated to the warrants and debt based on their relative fair values. Based on the relative fair values of the warrants, the Company recorded $200,218 as debt discount reducing the carrying value of the debt.

The debt discount is being amortized over the term of the debt. For the three month periods ended March 31, 2008 and 2007, the amortization of debt discount was $16,685 and Nil, respectively, and is included in debenture interest in other expenses. The unamortized debt discount at March 31, 2008 was $125,136 (December 31, 2007- $141,821).

11.	Capital Stock

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

11.	Capital Stock (cont’d)

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

On November 1, 2007, the Company issued 100,000 common shares valued at $42,000, in accordance with the waiver and consent agreements of October 11, 2007 as described in note 10.

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

11.	Capital Stock (cont’d)

Warrants (cont’d)

As of March 31, 2008, warrants to purchase 2,700,000 shares were outstanding, having an exercise price of $0.75 (as to 812,500 shares) and $3.81 per share (as to 1,887,500 shares) with a weighted average exercise price of $2.89 per share and an average remaining contractual life of 3.83 years.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, January 1, 2007	—	$—

Issued during the year	2,700,000	2.89
Exercised during the year	—	—
Forfeitures during the year	—	—
Expired during the year	—	—

Balance, December 31, 2007	2,700,000	2.89	4.08 years

Issued during the period	—	—
Exercised during the period	—	—
Forfeitures during the period	—	—
Expired during the period	—	—

Balance, March 31, 2008	2,700,000	$2.89	3.83 years

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 0% - 111%, a risk-free interest rate of 4.3% - 4.78%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company at zero percent.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

11.	Capital Stock (cont’d)

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

For the three month periods ended March 31, 2008 and 2007, outstanding stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

No options have been exercised to date.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

11.	Capital Stock (cont’d)

Stock Options (cont’d)

The following table sets forth certain information concerning the Company’s stock options granted, exercised, forfeited and expired during the periods ended March 31, 2008 and December 31, 2007:

		Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, January 1, 2007		—	$—

Granted		2,550,000	0.44
Exercised		—	—
Forfeited		—	—
Expired		—	—

Balance, December 31, 2007		2,550,000	0.44	9.69 years

Granted		—	—
Exercised		—	—
Forfeited		—	—
Expired		—	—

Balance, March 31, 2008		2,550,000	$0.44	9.44 years

Exercisable, end of period		—	$—

	Range of exercise prices	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

	$0.30 - $0.58	2,550,000	$0.44	9.44 years

The compensation cost recognized for stock-based compensation was $109,175 and Nil for the three month periods ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 and 2007, there was $893,433 and Nil, respectively, of the total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3 years.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

11.	Capital Stock (cont’d)

Stock Options (cont’d)

There were no options granted during the three month periods ended March 31, 2008 and 2007.

12.	Income Taxes

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

The current provision for income taxes have been computed as follows:

	March 31, 2008	March 31, 2007

Expected income tax recovery at the statutory rate - 31% (2007 - 31%)	$(435,427)	$(563,827)

Valuation allowance	435,479	564,427

Current provision for income taxes	$52	$600

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

12.	Income Taxes (cont’d)

The Company has deferred income tax assets as follows:

Net operating loss carryforward	$3,535,127
Valuation allowance for deferred income tax assets	(3,535,127)

$—

As of March 31, 2008 and December 31, 2007, the Company had approximately $ 11,441,000 and $10,054,000, respectively, of Federal and state net operating loss carryforwards available to offset future taxable income, which expire in 20 years from the date the loss was incurred as follows:

2026	$1,170,000
2027	8,884,000
2028	1,387,000

$11,441,000

13.	Commitments and Contingencies

Lease

The Company is committed to a lease which expires on November 30, 2008. Future minimum annual payment, inclusive of taxes, under this lease is as follows:

2008	$58,800

Litigation

In December 2007, the seller of the Bukovyna Project threatened to sue the Company for $5,000,000 as a result of the failure of the Company to consummate the acquisition of that project. The Company has offered to pay $500,000, provided the Company’s lawsuit against the third party financier for wrongfully terminating the loan agreement and failing to provide the requisite funds is successful. The Company cannot estimate its possible loss, if any, or a reasonable range at this time. If, however, as a result of this potential lawsuit, the Company is required to pay significant monetary damages or settlement costs, the Company’s financial position and results of operations could be substantially harmed.

14.	Comparative Figures

Certain figures for the period ended March 31, 2007 and the period from re-entering the development stage (October 6, 2006) through March 31, 2008 have been reclassified to conform with the current period’s consolidated financial statement presentation.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

15.	Supplemental Disclosure of Cash Flow Information

	Three months Ended March 31, 2008	Three months Ended March 31, 2007	Restated (note 16) (note 1) Period from Re-entering the Development Stage through March 31, 2008

Non-cash investing activities are as follows:
Issuance of common stock for debt issuance costs (note 9)	$—	$—	$58,900
Increase in loan receivable due to damages related to the Volga Neft rescission (note 6)	—	—	1,200,000
Discount on proceeds from collection of loan receivable (note 6)	—	—	(1,200,000)

Total non-cash investing activities	$—	$—	$58,900

Non-cash financing activity is as follows:
Discount on convertible debentures (note 10)	$—	$—	$200,218

Interest and income taxes paid during the period:

Interest	$151,111	$—	$837,878

Income taxes	$652	$600	$752

16.	Restatement of Previously Issued Financial Statements

The statement of consolidated stockholders’ (deficit) equity at December 31, 2006 and March 31, 2007 has been corrected to record the acquisition of Volga-Neft using the cost method (note 6). The specific change is to reflect the issuance of 10,000,000 shares of the Company’s common stock valued at $11,700,000 in the statement of consolidated stockholders’ (deficit) equity at December 31, 2006.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

(Unaudited)

17.	Subsequent Events

On April 9, 2008, the October 11, 2007 waiver and consent agreements (see note 10) were amended as the Company was unable to file the registration statement by April 11, 2008. The waiver and consent agreements were changed from the Company being required to file the requisite registration statement by April 11, 2008 to the Company filing the registration statement using its reasonable best efforts, provided that the liquidated damages shall be reinstated should a court of competent jurisdiction determine that the Company failed to use its reasonable best efforts to file the registration statement.

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

Plans for Future Operations

Prior to October 6, 2006, we were primarily engaged in domestic energy operations. We have shifted our focus entirely to operations situated in the Commonwealth of Independent States that are considered emerging markets and, particularly, are seeking to capitalize on the opportunities available to us in Ukraine. With the disposition of the Galvan Ranch Wells and the rescission of the Volga-Neft acquisition, we are not currently engaged in an active business. In light of our prior experience and taking into consideration the risks inherent to operating in emerging markets, we have retained western legal, accounting and geological consultants. Although we are in discussions regarding potential acquisitions, we are not currently a party to any agreement to acquire properties or rights with respect to oil or gas properties or production.

Results of Operations

We had no active operations during the first three months of 2008 or 2007 as a result of our disposition of the Galvan Ranch Wells in October 2006 and the rescission of our acquisition of Volga-Neft.

As a result of the disposition and rescission we had no sales in either three month period. We had a loss of $1,386,763 for the quarter ended March 31, 2008, compared to a loss of $1,796,225 for the comparable period in 2007.

Our principal operating expenses for the three month reporting periods ended March 31, 2008 and 2007 were as follows:

Professional fees were $540,321 and $135,607 for the three month periods ended March 31, 2008 and 2007, respectively. The increase was primarily due to legal and accounting services costs incurred in connection with Securities and Exchange Commission related matters, as well as legal expenses related to proceedings instituted by us against RSM Top-Audit arising out of our acquisition, and rescission of the acquisition, of Volga-Neft, as well as against Firecreek and Double Coin related to expired acquisition rights in Ukraine, and against a third party financier who failed to provide the requisite financing for the Bukovyna Project.

Salary and benefits for the quarter ended March 31, 2008 aggregated $271,707 compared to $369,717 for the corresponding period in 2007. This decrease of $98,010 was a result of a $182,637 reduction in stock-based compensation costs representing the amortized portion of compensation expense related to the issuance of shares to certain officers and directors, partially offset by higher employee salaries and benefits principally due to a higher staff level in the 2008 period.

Due diligence expenses were $183,667 for the three month period ended March 31, 2008. We had no such costs during the comparable 2007 period. The 2008 expenses were incurred in conjunction with the collection of legal, seismic and financial audit data for potential acquisitions in Ukraine.

Office and general expenses for the quarter ended March 31, 2008 were $111,179 compared to $35,072 for the corresponding period in 2007. The higher year-over-year expenses in this category were primarily due to an increase in Board of Directors fees of $27,000, insurance expenses of $12,241 and the cost of maintaining our office in Kiev, Ukraine established in September 2007.

Consulting expenses of $19,655 for the three month period ended March 31, 2008 were lower by $885,345 than in the comparable period of 2007. The 2007 expenses included $870,000 of consulting fees related to Volga-Neft.

Advertising and promotion expenses were $17,570 and $181,968 for the three month periods ended March 31, 2008 and 2007, respectively. The decrease in the 2008 period is primarily due to the absence of advertising expenses of $150,000 incurred in 2007 for promotional activities subsequent to the acquisition of Volga-Neft.

Travel expenses for the quarter ended March 31, 2008 were $13,714 compared to $26,604 for the similar period in 2007. Travel expenses incurred in the 2007 period stemmed primarily from trips to the Russian Federation related to Volga-Neft.

Depreciation expense was $2,454 for the three month periods ended March 31, 2008. We had no depreciation expense in the three months ended March 31, 2007. This expense related to computer hardware and office equipment, as well as furniture and fixtures placed in service in the second half of 2007.

Interest income for the quarter ended March 31, 2008 was $2,983 versus $6,108, partially offset by a $1,932 loss on the sale of marketable securities, for the comparable period in 2007. This decrease reflects a lower average cash balance, which was highest following our private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures.

Interest expense for the quarter ended March 31, 2008 was $229,427 compared to $145,833 for the corresponding period in 2007. This increase is largely due to the $7,500,000 8% Secured Convertible Debentures we issued on February 12, 2007 being outstanding for a full quarter in 2008 versus a partial quarter for 2007. Interest expense included amortization of deferred debt issuance costs of $50,742 and debt discount of $16,685 for the three month period ended March 31, 2008 and amortization of debt issuance costs of $45,833 for the three months ended March 31, 2007, all related to the Debentures.

Liquidity and Capital Resources

In February 2007, we sold $7,500,000 principal amount of our 8% Secured Convertible Debentures to institutional investors for a total purchase price of $7,500,000 (the “Debenture Financing”). We paid Rodman & Renshaw LLC, placement agent for the Debenture Financing, $525,000 (7% of the gross proceeds from the sale of the Debentures), plus $25,000 in reimbursement of its expenses, under a placement agency agreement. Most of the cash generated from the private placement has been used to fund subsequent operating activities.

During the three month period ended March 31, 2008, we used $740,547 to fund our operating activities compared to $912,374 used in the corresponding period of 2007, a reduction of $171,827. The reduction was mainly due to a $344,567 increase in accounts payable in the 2008 three month period versus a $369,667 decrease in the 2007 corresponding period, a difference of $714,234. Our net loss on a cash basis was $1,207,707 and $588,580 for the quarters ended March 31, 2008 and 2007, respectively, which resulted in a $619,127 increased use of cash that largely offset the reduced use of cash caused by the change in accounts payable.

There were no investing or financing activities in the quarter ended March 31, 2008.

Investing activities during the first three months of 2007 consumed net cash of $2,592,500 principally from our advance of a loan to Volga-Neft of $2,000,000 prior to the return of this amount to us in connection with the rescission in June 2007 of the Volga-Neft transaction, coupled with the purchase of marketable securities of $592,500.

Financing activities provided net cash of $5,950,000 during the first three months of 2007, resulting from the Debenture Financing. We used $1,000,000 of the net proceeds of this financing to repay the loan we incurred in 2006 to fund liabilities of Volga-Neft. We received the return of this amount in connection with the rescission in June 2007 of the Volga-Neft transaction.

We intend to use our remaining available cash of $308,173 to fund our operating activities and to repay certain accrued liabilities. We expect that these funds will be sufficient to sustain our operations for most of the first half of 2008. By that time, we will require additional capital, through the issuance of equity or debt, until we are able to achieve profitable operations. Although we plan to seek additional financing, there can be no assurance that we will be able to secure financing or, if so, on satisfactory terms.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements, within the meaning of Item 303(c) of Securities and Exchange Commission Regulation S-B.

ITEM 3.	QUANTITATIVE AND QULITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

•

In connection with the preparation of our Annual Report on Form 10-KSB for the year ended December 31, 2006, we identified a deficiency in our disclosure controls and procedures related to the retention, supervision and communication with the appropriate personnel involved with the audit of Volga-Neft, and in our procedures pertaining to the engagement of auditors of Volga-Neft. Management has evaluated the impact of this control deficiency on our company and has concluded that this control deficiency represents a material weakness in our controls. We caused an investigation to be taken into the events and procedures involving the Volga-Neft audit, and our controls and procedures regarding our engagement and communication with independent auditors. As a result of the investigation, our prior experience and taking into consideration the risk factors inherent to operating in emerging markets, we have retained western legal, accounting and geological consultants to aid us in our due diligence of prospective acquisitions. In addition, we hired a full-time Chief Financial Officer. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

•

In addition, we failed to timely file Current Reports on Form 8-K regarding two reportable events during 2007, which we reported in Item 8B, “Other Information,” in our Annual Report for the year ended December 31, 2007. Management, including the Company’s principal executive officer and principal financial officer, is currently reviewing with legal counsel the Form 8-K rules and will train appropriate personnel on the responsibilities and performing the controls to timely comply with corporate and regulatory policies and procedures.

•

Due to our relatively small size and not having present operations, our chief financial officer also performs all accounting functions for us. Thus, we do not have segregation of duties which is a deficiency in our disclosure controls. We do not presently have the resources to cure this deficiency.

We are in the process of overcoming the issues we faced in connection with the Volga-Neft transaction and our failure to timely file certain periodic reports with the SEC. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports. Furthermore, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and reflects the fact that there are resource constraints such that the benefits of controls must be considered relative to their cost. Accordingly, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Our management has not identified any change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May, 2008.

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