Form 10-Q
period 2008-06-30
STAR ENERGY CORP
filed 2008-08-14
CIK 1104671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending June 30, 2008

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

At August 12, 2008, the number of shares outstanding of the issuer’s common stock was 31,640,500 shares.

		Page
	PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2008 and 2007 and the period from re-entering the Development Stage (October 6, 2006) through June 30, 2008	4-5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and the period from re-entering the Development Stage (October 6, 2006) through June 30, 2008	6

	Notes to the Unaudited Condensed Consolidated Financial Statements	7-18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19-24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4.	CONTROLS AND PROCEDURES	25-26

ITEM 5.	OTHER INFORMATION	26

	PART II

ITEM 6.	EXHIBITS	26

SIGNATURES		27

INDEX TO EXHIBITS		28

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

Unaudited

	June 30, 2008	December 31, 2007 (Audited)

ASSETS
Current
Cash	$5,644	$1,048,720
Prepaid expenses and other current assets	9,994	34,556

Total Current Assets	15,638	1,083,276

Equipment (note 7)	26,429	31,337

Debt Issuance Costs (note 8)	325,874	427,358

Total Assets	$367,941	$1,541,971

LIABILITIES
Current
Accounts payable	$916,190	$60,859
Accrued liabilities	386,566	389,297

Total Current Liabilities	1,302,756	450,156

Convertible Debentures, Net of Discount (note 9)	7,391,549	7,358,179

Total Liabilities	8,694,305	7,808,335

Commitments and Contingencies (note 11)

STOCKHOLDERS’ DEFICIT
Capital Stock (note 10)

Authorized:
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued and outstanding:
33,865,500 common stock (2007 - 33,865,500)	33,866	33,866

Additional Paid-in Capital	3,852,279	3,794,690

Stock Subscriptions	(155,750)	—

Accumulated Deficit and Deficit Accumulated During the Development Stage	(12,059,104)	(10,094,920)

Accumulated Other Comprehensive Loss	2,345	—

Total Stockholders’ Deficit	(8,326,364)	(6,266,364)

Total Liabilities and Stockholders’ Deficit	$367,941	$1,541,971

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended June 30, 2008 and 2007

Unaudited

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Oil and Gas Revenues	$—	$—

Operating Expenses
Professional fees	349,647	465,451
Salary and benefits	93,746	369,212
Office and general	44,752	62,238
Consulting	12,640	126,016
Travel	12,588	17,341
Due diligence	4,118	467,330
Advertising and promotion	3,902	109,635
(Recovery of) expiration of rights to contract to acquire oil and gas properties (notes 6 and 10)	(155,750)	—
Depreciation - equipment	2,454	—

Total Operating Expenses	368,097	1,617,223

Loss from Operations	(368,097)	(1,617,223)

Other Income (Expense)
Interest income	118	1,310
Foreign exchange loss	(1,016)	—
Gain on sale of marketable securities	—	7,320
Debenture interest	(208,426)	(202,378)

Total Other Income (Expense)	(209,324)	(193,748)

Loss Before Income Taxes	(577,421)	(1,810,971)

Provision for income taxes	—	—

Net Loss	(577,421)	(1,810,971)

Foreign currency translation adjustment	(2,345)	—

Comprehensive Loss	$(579,766)	$(1,810,971)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.05)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	33,865,500	37,246,841

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss

Six Months Ended June 30, 2008 and 2007, and the Period from Re-entering the

Development Stage (October 6, 2006) through June 30, 2008

Unaudited

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	(Note 1) Period from Re-entering the Development Stage through June 30, 2008

Oil and Gas Revenues	$—	$—	$—

Operating Expenses
Professional fees	889,968	601,058	2,195,189
Salary and benefits	365,453	738,929	2,049,464
Office and general	155,931	97,308	899,116
Consulting	32,295	1,031,016	1,104,584
Travel	26,302	43,945	165,789
Due diligence	187,785	467,330	1,751,919
Advertising and promotion	21,472	291,605	406,083
(Recovery of) expiration of rights to contract to acquire oil and gas properties (notes 6 and 10)	(155,750)	—	1,236,750
Depreciation - equipment	4,908	—	7,292

Total Operating Expenses	1,528,364	3,271,191	9,816,186

Loss from Operations	(1,528,364)	(3,271,191)	(9,816,186)

Other Income (Expense)
Interest income	3,101	5,486	25,371
Costs associated with the rescission of stock purchase agreement	—	—	(650,000)
Debt forgiven	—	—	30,000
Foreign exchange loss	(1,016)	—	(2,385)
Gain on sale of marketable securities	—	7,320	9,678
Debenture interest	(437,853)	(348,211)	(1,558,781)

Total Other Income (Expense)	(435,768)	(335,405)	(2,146,117)

Loss Before Income Taxes	(1,964,132)	(3,606,596)	(11,962,303)

Provision for income taxes	52	600	1,352

Net Loss	(1,964,184)	(3,607,196)	(11,963,655)

Foreign currency translation adjustment	(2,345)	—	(2,345)

Comprehensive Loss	$(1,966,529)	$(3,607,196)	$(11,966,000)

Net Loss Per Common Share - Basic and Diluted	$(0.06)	$(0.09)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	33,865,500	38,030,870

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007, and the Period from Re-entering the

Development Stage (October 6, 2006) through June 30, 2008

Unaudited

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	(Note 1) Period from Re-entering the Development Stage through June 30, 2008

Cash Flows from Operating Activities
Net loss	$(1,964,184)	$(3,607,196)	$(11,963,655)
Adjustments to reconcile non-cash items:
Depreciation - equipment	4,908	—	7,262
Amortization - debt issuance costs	101,484	98,211	283,026
Stock-based compensation expense	57,589	589,280	1,348,314
Amortization - debt discount	33,370	—	91,767
Issuance of common stock for services	—	887,100	889,660
(Recovery of) expiration of rights to contract to acquire oil and gas properties	(155,750)	—	1,236,750
Issuance of common stock for the payment of late interest on convertible debentures	—	—	42,000
Changes in non-cash working capital:
Prepaid expenses and other current assets	25,580	(173,232)	(8,976)
Accounts payable	856,020	(352,016)	910,532
Accrued liabilities	(2,093)	168,393	387,204

Net Cash Used in Operating Activities from Continuing Operations	(1,043,076)	(2,389,460)	(6,776,116)

Cash Flows from Investing Activities
Purchase of marketable securities	—	(201,099)	—
Additions to equipment	—	—	(33,721)
Purchase of options to acquire oil and gas properties	—	—	(110,000)
Advances of loan receivable	—	(2,000,000)	(3,000,000)
Proceeds from collection of loan receivable	—	3,000,000	3,000,000

Net Cash Provided by (Used in) Investing Activities from Continuing Operations	—	798,901	(143,721)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	—	—	(30,000)
Proceeds from issuance of convertible debentures	—	7,500,000	7,500,000
Proceeds from loan payable	—	—	1,000,000
Repayment of loan payable	—	(1,000,000)	(1,000,000)
Debt issuance costs	—	(550,000)	(550,000)
Advances from related party	—	—	(2,785)

Net Cash Provided by Financing Activities from Continuing Operations	—	5,950,000	6,917,215

Cash Flows from Discontinued Operations
Operating cash flows	—	—	7,968
Investing cash flows	—	—	44,403
Financing cash flows	—	—	(44,373)

Net Cash Provided by Discontinued Operations	—	—	7,998

Net (Decrease) Increase in Cash	(1,043,076)	4,359,441	5,376

Cash - Beginning of Period	1,048,720	1,703	268

Cash - End of Period	$5,644	$4,361,144	$5,644

Supplemental Disclosure of Cash Flow Information (note 13)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

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

During 2006, the Company concluded that the Galvan Ranch Gas Wells, which had generated revenues of only $55,852 in 2005 and $33,431 for the nine months ended September 30, 2006, were not meeting expectations, were without perceived growth potential and were a distraction to the Company’s ability to raise financing and grow. The Company’s then principal shareholder was not interested in pursuing a strategy of focusing on areas in Russia and the former Soviet Union, rather than the United States. Therefore, in conjunction with the Company’s acquisition of Volga-Neft Limited Company (“Volga-Neft”) described below, the Company transferred its interest in the Galvan Ranch Gas Wells to its then principal shareholder in exchange for 3,250,000 shares of the Company’s common stock, which the Company redirected to the contemporaneous acquisition of Volga-Neft.

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

As a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement, as of October 6, 2006, the Company was considered to have re-entered the development stage. The Company has not engaged in an active business since that time.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

2.	Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has no current operations, is in the development stage and has not realized revenues from its planned operations. The Company has sustained losses of $1,964,184 and $3,607,196 for the six month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had a negative working capital of $1,287,118 (compared to a positive working capital of $633,120 at December 31, 2007) and an accumulated deficit of $12,059,104 (compared to $10,094,920 at December 31, 2007). The Company has funded operations by raising $7,500,000 through debt financing on February 9, 2007 and through the issuance of capital stock. Management’s plan is to seek additional funds through future equity and/or debt financing until it achieves profitable operations from oil and gas drilling activities. Although the Company plans to seek additional financing, there can be no assurance that the Company will be able to secure financing or obtain such on satisfactory terms. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)	Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented.

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2007.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

b)	Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Anglo-Ukr-Energy LLC (“AUE”) and Cosmonite Limited. All significant inter-company balances and transactions have been eliminated on consolidation.

c)	Reporting Currency

The U.S. dollar has been used as the unit of measurement in these unaudited condensed consolidated financial statements.

d)	Recent Accounting Pronouncements

In April 2008, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) on Statement of Financial Accounting Standards (“SFAS”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In May 2008, FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

d)	Recent Accounting Pronouncements (cont’d)

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In June 2008, FASB issued FSP EITF Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

4.	Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

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

Cash and cash equivalents (level 1), accounts payable and accrued liabilities (level 2) are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

6.	Option to Acquire Oil and Gas Properties

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

The Company instituted an arbitration proceeding against Firecreek and Double Coin seeking a return of the consideration paid to them. On June 30, 2008, the Company entered into separate settlement agreements with each of Firecreek, who has returned, and Double Coin, who has agreed to return, 1,100,000 and 1,125,000 shares, respectively, of the Company’s common stock that were issued in connection with the acquisition of the rights held by Firecreek and Double Coin.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

7.	Equipment

Equipment is comprised of the following:

	Cost	June 30, 2008 Accumulated Depreciation	Cost	December 31, 2007 Accumulated Depreciation

Computer hardware	$17,105	$4,645	$17,105	$1,813
Computer software - accounting	6,416	750	6,416	107
Computer software - general	5,054	1,145	5,054	164
Office equipment	2,930	488	2,930	195
Furniture and fixtures	2,216	264	2,216	105

	$33,721	$7,292	$33,721	$2,384

Net carrying amount		$26,429		$31,337

8.	Debt Issuance Costs

	Cost	June 30, 2008 Accumulated Amortization	Cost	December 31, 2007 Accumulated Amortization

Debt issuance costs	$608,900	$283,026	$608,900	$181,542

Net carrying amount		$325,874		$427,358

The debt issuance costs were incurred in connection with the issuance of convertible debentures (see note 9).

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

9.	Convertible Debentures

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

9.	Convertible Debentures (cont’d)

On February 28, 2008, the Company entered into waiver and consent agreements with the holders of its outstanding 8% secured convertible debentures, in which the debenture holders, among other things, deferred until April 1, 2009 interest that would otherwise be due on April 1, 2008. In consideration, the Company has agreed to pay a premium of $12,000 on April 1, 2009.

On April 9, 2008, the October 11, 2007 waiver and consent agreements were amended as the Company was unable to file the registration statement by April 11, 2008. The waiver and consent agreements were changed from the Company being required to make a late registration penalty payment if it could not file the requisite registration statement by April 11, 2008 to the Company using its reasonable best efforts to file the registration statement at the earliest possible date, provided that the penalty provisions are to be reinstated, commencing on the first day following the determination by a court of competent jurisdiction that the Company failed to use its reasonable best efforts to file the registration statement. The penalties are to be capped at 10% of the principal amount of the debentures.

On June 30, 2008, the Company entered into waiver and consent agreements with the holders of its outstanding 8% secured convertible debentures, in which the debenture holders, among other things, deferred until July 1, 2009 interest that would otherwise be due on July 1, 2008. In consideration, the Company has agreed to pay a premium of $12,000 on July 1, 2009.

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

The debt discount is being amortized over the term of the debt. For the six month periods ended June 30, 2008 and 2007, the amortization of debt discount was $33,370 and Nil, respectively, and is included in debenture interest in other expenses. The unamortized debt discount at June 30, 2008 was $108,451 (December 31, 2007- $141,821).

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

10.	Capital Stock

On June 30, 2008, the Company reached an agreement with Firecreek and Double Coin for the return of 1,100,000 and 1,125,000 shares, respectively, of the Company’s common stock valued at $155,750, as described in note 6.

Stock Options

The following table sets forth certain information concerning the Company’s stock options granted, exercised, forfeited and expired during the periods ended June 30, 2008 and December 31, 2007:

		Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, January 1, 2007		—	$—

Granted		2,550,000	0.44
Exercised		—	—
Forfeited		—	—
Expired		—	—

Balance, December 31, 2007		2,550,000	0.44	9.69 years

Granted		—	—
Exercised		—	—
Forfeited		(1,266,667)	0.42
Expired		—	—

Balance, June 30, 2008		1,283,333	$0.45	8.97 years

Exercisable, end of period		—	$—

	Range of exercise prices	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

	$0.44 - $0.58	1,283,333	$0.45	8.97 years

The compensation cost recognized for stock-based compensation was $57,589 and Nil for the six month periods ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 and 2007, there was $409,887 and Nil, respectively, of unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, the amount as of June 30, 2008 is expected to be recognized over a weighted average period of approximately 2.17 years.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

11.	Commitments and Contingencies

Lease

The Company is committed to a lease which expires on November 30, 2008. Future minimum annual payment, inclusive of taxes, under this lease is as follows:

2008	$42,000

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

12.	Comparative Figures

Certain figures for the period ended June 30, 2007 and the period from re-entering the development stage (October 6, 2006) through June 30, 2008 have been reclassified to conform with the current period’s condensed consolidated financial statement presentation.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

13.	Supplemental Disclosure of Cash Flow Information

	Six months Ended June 30, 2008	Six months Ended June 30, 2007	Period from Re-entering the Development Stage through June 30, 2008

Non-cash investing activities are as follows:
Issuance of common stock for debt issuance costs (note 8)	$—	$—	$58,900
Acquisition of Volga-Neft	—	—	(11,700,000)
Rescission of the Volga-Neft acquisition	—	—	11,700,000
Increase in loan receivable due to damages related to the Volga Neft rescission	—	—	1,200,000
Discount on proceeds from collection of loan receivable	—	—	(1,200,000)

Total non-cash investing activities	$—	$—	$58,900

Non-cash financing activity is as follows:
Discount on convertible debentures (note 9)	$—	$—	$108,451

Interest and income taxes paid during the period:
Interest	$151,111	$55,556	$687,878

Income taxes	$652	$600	$752

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward Looking Statements

This Management’s Discussion and Analysis and Plan of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “may,” “should,” “anticipates,” “intends,” “expects,” “believes,” “plans,” “predicts,” “estimates,” “strategy” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These risks and uncertainties include, but are not limited to, the following, many of which are beyond our control: our ability to locate and acquire high oil and gas producing properties, or rights with respect to or interests in, high producing properties; our ability to raise additional capital to fund cash requirements for acquisitions and future operations; our ability to obtain and then maintain sufficient energy reserves to fund and maintain operations; the market for any oil and gas production we may obtain and then generate; domestic and foreign political conditions; the overall level of the supply of and demand for oil and gas; the price of imports of oil and gas; weather conditions; the price and availability of alternative fuels; the proximity and capacity of oil pipelines and other transportation facilities to any properties we may acquire or in which we may acquire rights or interests; uncertainties related to our future business prospects, including possible future acquisitions; the volatility of the stock market in general and our common stock specifically; our ability to maintain the quotation of our common stock on the Over-the-Counter Bulletin Board; and general economic conditions.

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

During the third quarter of 2006, we believed that the Galvan Ranch Gas Wells, which had generated revenues of only $55,852 in 2005 and $33,431 for the nine months ended September 30, 2006, were not meeting expectations, were without perceived growth potential and were a distraction to our ability to raise financing and grow. Mr. Ruairidh Campbell, at the time a principal shareholder and one of our officers and directors, was not interested in pursuing a strategy of focusing on areas in Russia and the former Soviet Union, rather than the United States.

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

As a result of the rescission, we have not included the assets, liabilities or results of operations of Volga-Neft in our financial statements for any period. Our 100% investment in Volga-Neft from October 6, 2006 through June 14, 2007 was recorded at its cost amount using the cost method of accounting for investments described in paragraph 6a of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” While the Rescission Agreement does not affect the rights that any third parties may have against us with respect to agreements entered into, actions taken, or transactions or events that occurred, directly by or with us, we do not believe we have any such obligations. The Rescission Agreement also did not relieve us with respect to breaches of agreements to which we are a party that may have resulted from the Rescission Agreement.

On August 1, 2007, we entered into separate agreements with each of Firecreek Petroleum, Inc. (“Firecreek”), a wholly-owned subsidiary of EGPI Firecreek, Inc., PJM Management, Inc. (“PJM”) and Double Coin Ltd. (“Double Coin”), pursuant to which we acquired from Firecreek and Double Coin any and all of their rights and interests they had with respect to certain projects in Ukraine, consisting of 100% of a project known as the Region Project, 51% of a project known as the Dewon ZAO Project and 100% of a project known as the Bukovyna Project (the “Projects”). Of the rights held by Firecreek and Double Coin, one was a letter of intent for Anglo-Ukr-Energy LLC (“AUE”) to acquire the Region Project for $5.5 million, the second was an oral understanding pursuant to which we entered into a letter of intent to acquire 51% of the Dewon ZAO Project for $40.0 million and the third was a contract for AUE to acquire the Bukovyna Project for $20.0 million. AUE was a company being formed on behalf of Firecreek and Double Coin in Ukraine to acquire the Projects. We were granted the right to complete, and did complete, the organization of AUE as our subsidiary. In exchange for our acquisition of the rights of Firecreek and Double Coin, we issued 2,100,000 shares of our common stock and paid $100,000 to Firecreek and issued 2,500,000 shares of our common stock to Double Coin. We issued 150,000 shares of our common stock and paid $10,000 to PJM which acted as a finder for Firecreek and Double Coin. The shares were valued at $0.27 per share for a total consideration of $1,392,500. The purchase price for our acquisition of the rights of Firecreek and Double Coin and PJM’s finder’s fee was negotiated with them and was equal to approximately 2.1% of the total purchase price that was to be paid to the owners of the Projects, based on the market value of our common stock at the time we entered into the agreements with Firecreek, PJM and Double Coin. Firecreek, PJM and Double Coin are not related to our officers, directors and affiliates.

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

We instituted an arbitration proceeding against Firecreek and Double Coin seeking a return of the consideration paid to them. On June 30, 2008, we entered into separate settlement agreements with each of Firecreek and DoubleCoin, pursuant to which Firecreek has returned and Double Coin has agreed to return 1,100,000 and 1,125,000 shares of our common stock, respectively, that were issued in connection with the acquisition of the rights held by Firecreek and Double Coin. The shares were valued at $.07 per share or $155,750 in aggregate.

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

Results of Operations

We had no active operations during the first six months of 2008 or 2007 as a result of our disposition of the Galvan Ranch Wells in October 2006 and the rescission of our acquisition of Volga-Neft.

We had no sales in either six month period. We had a loss of $1,966,529 for the six months ended June 30, 2008 and $579,766 for the three months ended June 30, 2008 versus a loss of $3,607,196 and $1,810,971 for the comparable periods in 2007.

Our principal operating expenses for the six and three month reporting periods ended June 30, 2008 and 2007 were as follows:

Professional fees for the three months ended June 30, 2008 decreased to $349,647 from $465,451 for the comparable period in 2007. The higher expenses in 2007 were primarily due to the incremental legal and accounting costs incurred in connection with the rescission of the acquisition of Volga-Neft. Professional fees were $889,968 and $601,058 for the six month periods ended June 30, 2008 and 2007, respectively. The increase was primarily due to legal and accounting services costs incurred in connection with Securities and Exchange Commission related matters, as well as legal expenses related to proceedings instituted by us against RSM Top-Audit arising out of our acquisition, and rescission of the acquisition, of Volga-Neft, as well as against Firecreek and Double Coin related to expired acquisition rights in Ukraine, and against a third party financier who failed to provide the requisite financing for the Bukovyna Project.

Salary and benefits for the quarter ended June 30, 2008 aggregated $93,746 compared to $369,212 for the corresponding period in 2007. Salary and benefits for the six month period ended June 30, 2008 decreased to $365,453 from $738,929 for the comparable period in 2007. These decreases were a result of a $349,054 and $531,691 reduction in stock-based compensation costs for the three and six month periods, respectively, representing the amortized portion of compensation expense related to the issuance of shares to certain officers and directors, partially offset by higher employee salaries and benefits principally due to a higher staff level in the 2008 period.

Office and general expenses for the quarter ended June 30, 2008 were $44,752 compared to $62,238 for the corresponding period in 2007. The lower year-over-year expenses in this category were primarily due to a reduction in Board of Directors fees of $29,000 and lower cost of computer supplies of $7,133, partially offset by higher office rent expenses of $16,825 related to the cost of maintaining our office in Kiev, Ukraine established in September 2007. Office and general expenses for the six months ended June 30, 2008 increased to $155,931 from $97,308 for the comparable period in 2007. This increase was principally due to higher office rent expenses related to the cost of maintaining our office in Kiev, Ukraine.

Consulting expenses for the quarter ended June 30, 2008 were $12,640 compared to $126,016 for the corresponding period in 2007. Consulting expenses of $32,295 for the six month period ended June 30, 2008 decreased from $1,031,016 in the comparable period of 2007. The 2007 expenses included $130,000 and $1,000,000 of consulting fees related to Volga-Neft for the three and six month periods, respectively.

Travel expenses for the three months ended June 30, 2008 were $12,588 compared to $17,341 for the similar period in 2007. Travel expenses for the six months ended June 30, 2008 decreased to $26,302 from $43,945 for the comparable period in 2007. These reductions were primarily due to the absence of travel costs incurred in the 2007 reporting periods, stemming from trips to the Russian Federation related to Volga-Neft.

Due diligence expenses totaled $4,118 and $187,785 for the three and six months ended June 30, 2008, respectively, versus $467,330 for each of the comparable periods in 2007. The higher expenses in 2007 reflect the accumulation and analysis of a large volume of legal, seismic and financial audit data collected in conjunction with three contemplated oil and gas Projects in Ukraine.

Advertising and promotion expenses for the three months ended June 30, 2008 were $3,902 compared to $109,635 for the corresponding period in 2007. Advertising and promotion expenses for the six months ended June 30, 2008 decreased to $21,472 from $291,605 for the comparable period in 2007. These reductions were primarily due to the elimination of the investor relations agency fees, coupled with the absence of advertising expenses of $150,000 incurred in 2007 for promotional activities subsequent to the acquisition of Volga-Neft.

Depreciation expense was $2,454 and $4,908 for the three and six month periods ended June 30, 2008, respectively. We had no depreciation expense in the comparable periods in 2007. These expenses related to computer hardware and office equipment, as well as furniture and fixtures placed in service in the second half of 2007.

The recovery of costs related to the expiration of rights to contract for the purchase of oil and gas properties for the current quarter reflects a positive adjustment of $155,750. This adjustment represents a partial return of consideration paid for the rights to three oil and gas Projects in Ukraine. As these rights had expired in November 2007, the costs associated with the expired rights were written-off in 2007.

Interest income for the three and six months ended June 30, 2008 was $118 and $3,101, respectively, versus $1,310 and $5,486, coupled with a $7,320 gain on the sale of marketable securities, for the comparable periods in 2007. These decreases reflects a lower average cash balance, which was highest following our private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures.

The foreign exchange loss of $1,016 in the current quarter resulted from the conversion of U.S. dollars to the currency of Ukraine. We incurred no such loss in 2007.

Interest expense for the three and six months ended June 30, 2008 was $208,426 and $437,853, respectively, compared to $202,378 and $348,211 for the corresponding periods in 2007. This increase is largely due to the $7,500,000 8% Secured Convertible Debentures we issued on February 12, 2007 being outstanding for the full first half in 2008 versus the partial comparable period in 2007. Interest expense included amortization of deferred debt issuance costs of $50,742 and $101,484, as well as debt discount of

$16,685 and $33,370 for the three and six month periods ended June 30, 2008, respectively. Amortization of deferred debt issuance costs, included in 2007 interest expense for the comparable periods, was $52,378 and $98,211, respectively, all related to the Debentures.

Liquidity and Capital Resources

In February 2007, we sold $7,500,000 principal amount of our 8% Secured Convertible Debentures to institutional investors for a total purchase price of $7,500,000 (the “Debenture Financing”). We paid Rodman & Renshaw LLC, placement agent for the Debenture Financing, $525,000 (7% of the gross proceeds from the sale of the Debentures), plus $25,000 in reimbursement of its expenses, under a placement agency agreement. Most of the cash generated from the private placement has been used to fund subsequent business activities.

During the six month period ended June 30, 2008, we used $1,043,076 to fund our operating activities compared to $2,389,460 used in the corresponding period of 2007, a reduction of $1,346,384. The reduction was mainly due to a $856,020 increase in accounts payable in the 2008 six month period versus a $352,016 decrease in the 2007 corresponding period, a difference of $1,208,036. In addition, our net loss on a cash basis was $1,922,583 and $2,032,605 for the six months ended June 30, 2008 and 2007, respectively, which resulted in a $110,022 decreased use of cash.

There were no investing or financing activities for the six months ended June 30, 2008.

Investing activities during the first six months of 2007 produced net cash of $798,901 principally from the collection of our loan to Volga-Neft of $3,000,000, which was returned to us in connection with the rescission in June 2007 of the Volga-Neft transaction, partially offset by a $2,000,000 loan advance made to Volga-Neft prior to the rescission and which was returned to us as part of the loan collection, and the purchase of marketable securities of $201,099.

Financing activities provided net cash of $5,950,000 during the first six months of 2007, resulting from the Debenture Financing. We used $1,000,000 of the net proceeds of this financing to repay the loan we incurred in 2006 to fund liabilities of Volga-Neft. We received the return of this amount in connection with the rescission in June 2007 of the Volga-Neft transaction, as indicated above.

In order to sustain our business activities, we will require additional capital, through the issuance of equity or debt, until we are able to achieve profitable operations. Although we plan to seek additional financing, there can be no assurance that we will be able to secure financing or, if so, on satisfactory terms.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements, within the meaning of Item 303(c) of Securities and Exchange Commission Regulation S-B.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

•

In addition, we failed to timely file Current Reports on Form 8-K regarding two reportable events during 2007, which we reported in Item 8B, “Other Information,” in our Annual Report for the year ended December 31, 2007, and two Current Reports on Form 8-K regarding two reportable events during the second quarter of 2008, which we are reporting in Item 5 of this Report. Management, including the Company’s principal executive officer and principal financial officer, has reviewed with legal counsel the Form 8-K rules and will implement the necessary controls to timely comply with the Form 8-K requirements.

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

Changes in Internal Control over Financial Reporting

Our management has not identified any change in our internal control over financial reporting that occurred during the three month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 5.	OTHER INFORMATION

On June 30, 2008, we entered into waiver and consent agreements with the holders of our outstanding 8% secured convertible debentures, in which the debenture holders, among other things, deferred until July 1, 2009 interest that would otherwise be due on July 1, 2008. In consideration, we have agreed to pay a premium of $12,000 on July 1, 2009.

On June 30, 2008, we entered into separate settlement agreements with EGPI Firecreek, Inc. (“Firecreek”) and Double Coin Ltd. (“Double Coin”) to settle an arbitration proceeding that we had instituted against them seeking a return of the 2,100,000 shares of our common stock that we had issued, and $100,000 that we had paid, to Firecreek and the 2,500,000 shares of our common stock that we had issued to Double Coin to acquire their rights and interests with respect to certain projects in Ukraine. Pursuant to the Settlement Agreement, Firecreek has returned, and Double Creek is to return, 1,100,000 and 1,125,000 of those shares, respectively. The parties also exchanged general releases.

PART II

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1	Waiver and Consent, dated June 30, 2008, between Star Energy Corporation and Enable Capital Management and affiliates.

4.2	Waiver and Consent, dated June 30, 2008, between Star Energy Corporation and Wolverine Asset Management LLC.

10.1	Settlement Agreement, dated June 30, 2008, between Star Energy Corporation and EGPI Firecreek, Inc.

10.2	Settlement Agreement, dated June 30, 2008, between Star Energy Corporation and Double Coin Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of August, 2008.

STAR ENERGY CORPORATION

/s/ Michael Kravchenko
Michael Kravchenko
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Waiver and Consent, dated June 30, 2008, between Star Energy Corporation and Enable Capital Management and affiliates.

4.2	Waiver and Consent, dated June 30, 2008, between Star Energy Corporation and Wolverine Asset Management LLC.

10.1	Settlement Agreement, dated June 30, 2008, between Star Energy Corporation and EGPI Firecreek, Inc.

10.2	Settlement Agreement, dated June 30, 2008, between Star Energy Corporation and Double Coin Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.