Form 10KSB/A
period 2006-12-31
STAR ENERGY CORP
filed 2008-10-16
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

Transition Small Business Disclosure Format.    Yes  ☐    No  ☒

EXPLANATORY NOTE

Star Energy Corporation (referred to as “us,” “we,” the “Company,” “Star” or “Star Energy”) is filing this Amendment No. 2 (this “Amendment”) to amend certain items contained in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006, which was originally filed with the Securities Exchange Committee (the “SEC”) on June 19, 2007 (the “Original Report”).

On April 11, 2008, our Board of Directors determined that we needed to restate the financial statements contained in the Original Report and our Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, 2007, June 30, 2007 and September 30, 2007. The determination was made by our Board of Directors and our Chief Financial Officer based upon comments from the staff (the “Staff”) of the Securities and Exchange Commission, and following consultation with our senior management, legal advisor and independent registered public accounting firm. This Amendment is in response to such comments and to effectuate certain other changes that we believe are appropriate.

The changes to our financial statements contained in this Amendment did not result in a change in our profit or loss for any reported period other than a correction of two mathematical errors for the period from re-entering the development stage (October 6, 2006) through the end of the period covered by this Amendment.

The purpose of this Amendment is to amend and restate the following Items in the Original Report:

•	Item 1, “Description of the Business,” to, among other things:

¡

Amend the discussion under “Business History” to (a) expand our disclosure regarding the reasons why we sold the Galvan Ranch Gas Wells and provide additional information as to why we rescinded our acquisition of Volga-Neft Limited Company, a Russian limited liability company (“Volga-Neft”) and (b) clarify that we did not issue any shares of our common stock with respect to two terminated proposed acquisitions.

¡

Amend the second paragraph under “Our Current Business Plans” to clarify that, oil and gas reserves information determined under the Ukraine system does not correlate with “proved reserves” determined using the reasonable certainty, legal and economic criteria inherent in the SEC’s definition of “proved reserves.”

¡

Amend the discussion under “Debenture Financing” to expand and clarify certain disclosures and to reflect that, prior to our rescission of the acquisition of Volga-Neft, we, through our Chief Executive Officer, obtained the approval of the debenture holders to the rescission.

•

Item 6, “Management’s Discussion and Analysis,” to revise the discussion therein as a result of the changes made in Item 1, “Description of Business,” above, and Item 7, “Financial Statements,” discussed below, of this Report.

•	Item 7, “Financial Statements,” to, among other things:

¡	Update to March 14, 2008 the report of our independent registered public accounting firm with respect to our financial statements as of and for the year ended December 31, 2006.

¡

Restate our balance sheet and statement of stockholders’ equity as of and for the year ended December 31, 2006 to (a) record the acquisition in 2006 of the capital stock of Volga-Neft using the cost method of accounting therefor under paragraph 6a of Accounting Principles Board Opinion No.18 (see Note 5, “Investment in Volga-Neft and Rescission of Stock Purchase Agreement,” of the Notes to Financial Statements included in Item 7 of this Report) as opposed to a retroactively rescinded transaction and (b) reflect the assets and liabilities of the Galvan Ranch Gas Wells at December 31, 2005 as “Net Assets from Discontinued Operations” (see Note 14, “Discontinued Operations,” of the Notes to Financial Statements included in Item 7 of this Report).

¡

Restate our statements of operations and comprehensive loss and cash flows for the years ended December 31, 2006 and 2005, and the period from re-entering the development stage (October 6, 2006) through December 31, 2006 to reflect our activities with respect to the Galvan Ranch Gas Wells as discontinued operations (see Note 1, “Description of Business,” and Note 14, “Discontinued Operations,” of the Notes to Financial Statements included in Item 7 of this Report), and to correct calculation errors with respect to the period from re-entering the development stage (October 6, 2006) through December 31, 2006.

¡

Restate our statements of cash flows for the year ended December 31, 2006 and the period from re-entering the development stage (October 6, 2006) through December 31, 2006 to (a) implement changes resulting from reflecting the Galvan Ranch Gas Wells as discontinued operations, (b) reflect as non-cash stock based compensation expense the amount of $103,360 which was previously reported as issuance of common stock for services and prepaid expenses, and (c) give effect to the changes made to our balance sheets and statements of operations and comprehensive loss.

¡

Amend Note 1, “Description of Business,” of the Notes to Financial Statements to (a) describe our interest in the Galvan Ranch Gas Wells and the reasons why we sold the Galvan Ranch Gas Wells and provide information concerning our acquisition of the capital stock of Volga-Neft and the reasons why we rescinded that acquisition, with cross references to additional information contained elsewhere in this Report concerning the sale of the Galvan Ranch Gas Wells and our acquisition and rescission of the capital stock of Volga-Neft and (b) clarify the status of our operations at the date of the updated report of our independent registered public accounting firm.

¡	Add Note 2, “Going Concern,” to the Notes to Financial Statements.

¡

Amend Note 3 (formerly Note 2), “Summary of Significant Accounting Principles,” to revise and update certain information contained therein to the date of the report of our independent registered public accounting firm.

¡	Move the note concerning “Financial Instruments” from Note 2, “Summary of Significant Accounting Policies,” to a new separate Note 4, “Financial Instruments,” of the Notes to Financial Statements.

¡

Amend Note 5 (formerly Note 10), “Investment in Volga-Neft and Rescission of Stock Purchase Agreement,” of the Notes to Financial Statements to expand our disclosure regarding the reasons we rescinded our acquisition of Volga-Neft.

¡	Expand Note 6 (formerly Note 3), “Loan Receivable from Volga-Neft,” of the Notes to Financial Statements to expand the disclosure concerning the receivable and repayment thereof;

¡	Amend Note 10 (formerly Note 7), “Asset Retirement Obligations,” of the Notes to Financial Statements to reflect the disposal of $1,327 of assets in 2006.

¡

Amend Note 11 (formerly Note 10), “Capital Stock,” of the Notes to Financial Statements to include additional information concerning our re-acquisition of 3,250,000 shares of our common stock from Ruairidh Campbell and transfer of our interest in the Galvan Ranch Gas Wells to Mr. Campbell, including our accounting therefor, and add information concerning our issuance of shares to acquire Volga-Neft.

¡	Amend Note 12 (formerly Note 9), “Income Taxes,” of the Notes to Financial Statements to revise the amount of net operating loss carryforwards scheduled to expire in 2026.

¡	Add Note 13, “Supplemental Disclosure of Cash Flow Information,” of the Notes to Financial Statements.

¡	Add Note 14, “Discontinued Operations,” of the Notes to Financial Statements regarding the Galvan Ranch Gas Wells.

¡	Add Note 15, “Restatement of Previously Issued Financial Statement,” of the Notes to Financial Statements.

¡

Reflect in Note 16 (formerly Note 11), “Subsequent Events,” of the Notes to Financial Statements certain events, not disclosed elsewhere in the financial statements included in Item 7 of this Report, that occurred after the December 31, 2006, and to reflect under “Convertible Debentures” that, prior to our rescission of the acquisition of Volga-Neft, we, through our Chief Executive Officer, obtained the approval of the debenture holders to the rescission.

•	Item 8A, “Controls and Procedures,” to revise the discussion therein in light of this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes as exhibits, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Other than portions of the footnotes to the financial statements and the report of our independent registered public accounting firm with respect to our financial statements as of and for the year ended December 31, 2006, which have been updated to March 14, 2008, each as included in Item 7, and the information included in Item 8, of this Amendment, this Amendment speaks only as of June 19, 2007, the date of filing of the Original Report, and does not reflect events that occurred subsequent to the filing of the Original Report, nor does this Amendment update, modify or supersede disclosures that may have been affected by events that occurred subsequent to June 19, 2007. Therefore, you should read this Amendment together with our reports that cover periods after December 31, 2006, including amendments thereto, and that update, modify or supersede the information contained in the Original Report, as amended by this Amendment.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

History

We were incorporated in Nevada on December 7, 1999, as “Cairo Acquisitions, Inc.” to engage in any legal undertaking. On November 21, 2002, we changed our name to “Star Energy Corporation” to reflect the decision of our management to enter into exploration, development and production of oil and gas resources.

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

In this regard, on March 12, 2007, we entered into a memorandum of understanding to acquire Anglo-Ukra Energy, a Ukrainian holding company. Anglo-Ukra Energy is a special purpose Ukrainian holding entity for the acquisition and development of certain Ukrainian energy projects. The memorandum of understanding provides us with the right to concessions over three oil and gas fields in the Ukraine (Region, Sakhalinska and Bukovyna). The three fields subject to the memorandum of understanding are believed to contain resources of over 150 million barrels of oil and reserves of over 75 billion cubic feet of natural gas, each determined under the Ukraine system of estimation. Resources and reserves determined under the Ukraine system do not correlate with “proved reserves” determined using the reasonable certainty, legal and economic criteria inherent in the Securities and Exchange Commission’s definition of “proved reserves”. The Securities and Exchange Commission’s requirement, unlike the Ukraine system, limits reportable quantities to amounts which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. As part of our anticipated expansion of our efforts in the Ukraine, we plan to open and staff an office in Kiev.

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

Debenture Financing

On February 9, 2007, we entered into a securities purchase agreement, whereby we issued $7,500,000 in principal amount of convertible debentures (the “Debentures”) to institutional investors. The Debentures bear interest at 8% per annum, payable quarterly, are secured by all our assets and mature on February 9, 2010 or earlier upon acceleration following an event of default, as defined in the Debentures. The Debentures were originally convertible into shares of our common stock at the option of the holders at a conversion price of $2.00 per share. In addition, the debenture holders were issued warrants which allow the holders to purchase, at any time until February 9, 2012, up to 2,437,500 shares of our common stock. The Warrants were originally exercisable at an exercise price equal to $3.81 per share. The Debentures and the Warrant have conversion and exercise price adjustment clauses to adjust their conversion and exercise prices based on certain events, including stock splits and stock combinations, and, with exceptions relating to issuances under stock option plans and acquisitions and strategic transactions synergistic with our business, to reduce the conversion and exercise prices to the price at which new shares are issued. The right of each investor to convert the Debentures, or exercise the Warrants, is subject to the restriction that such conversion or exercise does not result in the investor beneficially owning at any one time more that 4.99% of our outstanding common stock.

Payment of the Debentures is guaranteed by Volga-Neft pursuant to the terms of a Guarantee dated as of February 9, 2007, and is secured by all of Volga-Neft’s assets, as well as all of our assets. We believe that our acquisition of Volga-Neft was a significant factor in our ability to obtain this financing.

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

On October 6, 2006, we entered into an Assignment and Bill of Sale with Mr. Campbell pursuant to which we assigned to Mr. Campbell all of our interests in and to the Galvan Ranch Gas Wells. In consideration therefor, Mr. Campbell transferred to us, for cancellation and return to our authorized but unissued shares of common stock, the 3,250,000 shares of common stock owned by him. As a result, since October 6, 2006, we have no longer had any interest in the Galvan Ranch Gas Wells and are no longer engaged in the oil and gas business in the United States. As a result of this transaction, prior operating results of the Galvan Ranch are reflected in our financial statements as discontinued operations.

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

We are accounting for our investment in, including our acquisition (in 2006) and disposition (in 2007) of, Volga-Neft using the cost method of accounting under Accounting Principles Board Opinion No. 18.

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

RESULTS OF OPERATIONS

Revenues

As a result of the disposition of the Galvan Ranch, and its inclusion in discontinued operations and our accounting for our investment in Volga-Neft under the cost method of accounting, we had no revenues in either 2006 or 2005.

Operating Expenses From Continuing Operations

Selling, general and administrative expenses for the year ended December 31, 2006 increased to $493,873 from $26,333 for the year ended December 31, 2005, primarily due to the incurrence in 2006 of investor relations costs of approximately $210,407, cash salaries of $32,000, approximately $103,360 of expense recognized for financial accounting purposes under Statement of Financial Accounting Standards No. 123(R) of shares issued to officers and directors, a $61,447 increase in legal and accounting fees, travel expenses of approximately $40,000 and website design costs of approximately $20,325.

The debt forgiven income of $30,000 in 2006 related to the forgiveness by Ruairidh Campbell, as part of our disposition to him of the Galvan Ranch Wells, of monies owed by us to him.

The rescission of our acquisition of Volga-Neft resulted in $650,000 of associated costs.

As a result, our net loss from continuing operations was $1,113,873 in 2006 compared to $26, 333 in 2005.

Discontinued Operations

Discontinued operations reflect the results of the operations of Galvan Wells Ranch, which we disposed of in October 2006. The Galvan Ranch Wells had a loss of $56,138 in 2006 compared to $9,500 in 2005.

Oil and gas revenues of the Galvan Wells Ranch for the year ended December 31, 2006 decreased to $32,923 from $55,852 for the year ended December 31, 2005, a decrease of approximately 41.1%. Production costs for the year ended December 31, 2006 decreased by $12,449, or 47.3%, to $13,849 in 2006 from $26,298 in 2005 and depreciation expenses for the year ended December 31, 2006 decreased by $3,500, or 57.3%, to $2,611 in 2006 from $6,111 in 2005. These decreases were attributable to our disposition on October 6, 2006 of our interest in the Galvan Ranch Wells, which was included in our results of operations for a full year in 2005.

Net Losses

As a result of the foregoing, we incurred a loss, an overall net loss and comprehensive loss of $1,170,011 in 2006 compared to $35,833 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash of $1,703 at December 31, 2006 was $12,272 less than at December 31, 2005.

In 2006, operating activities from continuing operations provided $23,467 of cash, which resulted primarily from increases in accounts payable and accrued liabilities of $368,980 and $665,000, respectively, which offset other use of cash to support our cash loss from continuing operations of $1,010,513 ( our net loss of $1,170,011 less a $56,138 loss from discontinued operations and $103,360 of non-cash stock based compensation expense).

Investing activities during the year ended December 31, 2006 used cash of $1,000,000, which was advanced to Volga-Neft in 2006 to meet liabilities of Volga-Neft. This advance was repaid to us in 2007 from the $3,000,000 proceeds we received from the sale of the $4,200,000 note we received in connection with the rescission of the Volga-Neft.

Financing activities provided $1,000,000 from our borrowing of $1,000,000 from Blue Water Partners, a merchant banking firm, which was used to advance working capital to Volga-Neft to meet certain liabilities of Volga-Neft as discussed in “Investing Activities,” above.

We are not currently generating cash from operations and have no lines of credit or other bank financing arrangements.

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

The unpaid principal amount of the Debentures, together with accrued but unpaid interest and any other amounts due thereon, is due and payable on February 11, 2010, or earlier upon acceleration following an event of default, as defined in the Debentures. As a result of the rescission on June 14, 2007 of the Stock Purchase Agreement which resulted in the return by us of all of the capital stock of Volga-Neft to the former shareholders thereof and the return by them to us of 10,000,000 shares of our common stock, each holder of an 8% Secured Debenture issued by us as part of the offering and sale of an aggregate $7,500,000 of the Debentures in February 2007 could have declared the outstanding principal amount of such holder’s Debenture, plus accrued and unpaid interest, liquidated damages and other amounts owing in respect of the holder’s Debenture due and payable at its “Mandatory Default Amount.” The Mandatory Default Amount is defined in the Debenture, which, at a minimum, would be 130% of the outstanding principal amount of the Debenture plus all accrued and unpaid interest thereon. Commencing five trading days after the occurrence of an event of default that results in the eventual acceleration of a Debenture, the interest rate on the Debenture shall accrue interest at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. Prior to our rescission of the Volga-Neft transaction, we, through our Chief Executive Officer, obtained the approval of the Debenture holders.

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

OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet financing arrangements, within the meaning of Item 303(c) of Securities and Exchange Commission Regulation S-B.

ITEM 7.	FINANCIAL STATEMENTS

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Star Energy Corporation:

We have audited the accompanying balance sheet of Star Energy Corporation (a development stage company) (the “Company”) as of December 31, 2006 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2006, and the period from re-entering the development stage (October 6, 2006) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from re-entering the development stage (October 6, 2006) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has experienced operating losses and has no source of revenues to cover its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in note 15 to the financial statements, the accompanying financial statements of the Company as at December 31, 2006 and for the year then ended, and the period from re-entering the development stage (October 6, 2006) through December 31, 2006 have been restated. We therefore withdraw our previous report dated June 18, 2007 on those financial statements originally filed.

Toronto, Canada	CHARTERED ACCOUNTANTS
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

Star Energy Corporation

We have audited the accompanying balance sheet of Star Energy Corporation, as of December 31, 2005 and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Energy Corporation, as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

JONES SIMKINS, P.C.

Logan, Utah

March 18, 2006

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

December 31, 2006 and 2005

	2006	2005

ASSETS
Current
Cash	$1,703	$13,975
Investment in Volga-Neft (note 5)	11,700,000	—
Prepaid expenses	1,080,890	—
Loan receivable from Volga-Neft (note 6)	1,000,000	—

Total Current Assets	13,782,593	13,975

Net Assets from Discontinued Operations (note 14)	—	55,640

Total Assets	$13,782,593	$69,615

LIABILITIES
Current
Accounts payable	$375,327	$—
Accrued liabilities	665,000	—
Advance from related party (note 8)	2,785	—
Loan payable (note 9)	1,000,000	—

Total Current Liabilities	2,043,112	—

Total Liabilities	2,043,112	—

STOCKHOLDERS’ EQUITY
Capital Stock (note 11)
Authorized:
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued:
38,737,500 common stock (2005 - 31,562,500)	38,738	31,563

Additional Paid-in Capital	12,910,065	77,363

Accumulated Deficit and Deficit Accumulated During the Development Stage	(1,209,322)	(39,311)

Total Stockholders’ Equity	11,739,481	69,615

Total Liabilities and Stockholders’ Equity	$13,782,593	$69,615

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations and Comprehensive Loss

Years Ended December 31, 2006 and 2005, and the Period from Re-entering the

Development Stage (October 6, 2006) through December 31, 2006

	2006	Restated (Note 15) 2005	(Note 1) Period from Re-entering the Development Stage through December 31, 2006

Oil and Gas Revenues	$—	$—	$—

Operating Expenses
Selling, general and administrative	493,873	26,333	493,873

Total Operating Expenses	493,873	26,333	493,873

Operating Loss	(493,873)	(26,333)	(493,873)

Other Income (Expense)
Debt forgiven	30,000	—	30,000
Costs associated with the rescission of the stock purchase agreement (note 5)	(650,000)	—	(650,000)

Total Other Income (Expense)	(620,000)	—	(620,000)

Net Loss from Continuing Operations	(1,113,873)	(26,333)	(1,113,873)

Net Loss from Discontinued Operations (note 14)	(56,138)	(9,500)	—

Net Loss and Comprehensive Loss	$(1,170,011)	$(35,833)	$(1,113,873)

Net Loss per Common Share from Continuing Operations - Basic and Diluted	$(0.03)	$(0.00)

Net Loss per Common Share from Discontinued Operations - Basic and Diluted	(0.00)	(0.00)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding During the Year	33,284,375	31,562,500

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Stockholders’ Equity

Years Ended December 31, 2006 and 2005, and the Period from Re-entering the Development Stage (October 6, 2006) through December 31, 2006

	Number of Common Shares	Capital Stock	Additional Paid-in Capital	Accumulated Deficit and Deficit Accumulated During the Development Stage	Stockholders’ Equity

Balance, January 1, 2005	31,562,500	$31,563	$77,363	$(3,478)	$105,448

Net loss for the year	—	—	—	(35,833)	(35,833)

Balance, December 31, 2005	31,562,500	31,563	77,363	(39,311)	69,615

Common shares issued to purchase Volga-Neft (note 11)	10,000,000	10,000	11,690,000	—	11,700,000

Common shares cancelled (note 11)	(3,250,000)	(3,250)	(41,123)	—	(44,373)

Common shares issued for services (note 11)	425,000	425	1,183,825	—	1,184,250

Net loss for year	—	—	—	(1,170,011)	(1,170,011)

Balance, December 31, 2006	38,737,500	$38,738	$12,910,065	$(1,209,322)	$11,739,481

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

Years Ended December 31, 2006 and 2005, and the Period from Re-entering the

Development Stage (October 6, 2006) through December 31, 2006

	2006	Restated (note 15) 2005	(Note 1) Period from Re-entering the Development Stage through December 31, 2006

Cash Flows from Operating Activities
Net loss	$(1,170,011)	$(35,833)	$(1,113,873)
Loss from discontinued operations	56,138	9,500	—
Adjustment to reconcile non-cash item:
Stock based compensation expense	103,360	—	103,360
Changes in working capital:
Accounts payable	368,980	—	368,950
Accrued liabilities	665,000	—	665,000

Net Cash Provided by (Used in) Operating Activities from Continuing Operations	23,467	(26,333)	23,437

Cash Flows from Investing Activities
Advances of loan receivable	(1,000,000)	—	(1,000,000)
Proceeds from issuance of note payable	—	—	(30,000)

Net Cash Used in Investing Activities from Continuing Operations	(1,000,000)	—	(1,030,000)

Cash Flows from Financing Activities
Proceeds from loan payable	1,000,000	—	1,000,000

Net Cash Provided by Financing Activities from Continuing Operations	1,000,000	—	1,000,000

Cash Flows from Discontinued Operations
Operating cash flows	(38,554)	22,766	7,968
Investing cash flows	44,403	—	44,403
Financing cash flows	(41,588)	—	(44,373)

Net Cash (Used in) Provided by Discontinued Operations	(35,739)	22,766	7,998

Net (Decrease) Increase in Cash	(12,272)	(3,567)	1,435

Cash - Beginning of Period	13,975	17,542	268

Cash - End of Period	$1,703	$13,975	$1,703

Supplemental Disclosure of Cash Flow Information (note 13)

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

1.	Description of Business

Star Energy Corporation (the “Company”) was organized under the laws of the State of Nevada on December 7, 1999. The Company is seeking to acquire, explore and develop oil and gas properties, presently in Ukraine.

The Company’s operations began on July 2, 2003 when it purchased a 15% working interest and 12% net revenue interest in eight oil and gas producing wells known as the Galvan Ranch Gas Wells in Webb County, Texas.

During the third quarter of 2006, the Company concluded that the Galvan Ranch Gas Wells, which had generated revenues of only $55,852 in 2005 and $33,431 for the nine months ended September 30, 2006, were not meeting expectations, were without perceived growth potential and were a distraction to the Company’s ability to raise financing and grow. The Company’s then principal shareholder was not interested in pursuing a strategy of focusing on areas in Russia and the former Soviet Union, rather than the United States. Therefore, in conjunction with the Company’s acquisition of Volga-Neft Limited Company (“Volga-Neft”) described below, the Company transferred its interest in the Galvan Ranch Gas Wells to its then principal shareholder in exchange for 3,250,000 shares of the Company’s common stock, which the Company redirected to the contemporaneous acquisition of Volga-Neft. See note 11.

Under its new strategy, on October 6, 2006, the Company acquired 100% of the capital stock of Volga-Neft, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia.

On April 13, 2007, the Company was advised by the audit firm that purportedly audited the financial statements of Volga-Neft covering certain periods prior to the Company’s acquisition of Volga-Neft that such financial statements were not audited by that firm. The Company therefore concluded that those financial statements could not be relied upon, determined that certain representations, warranties and covenants made by the stockholders of Volga-Neft were untrue, and determined that other information provided to the Company with respect to the business, financial condition, operations and prospects of Volga-Neft was not reliable. Accordingly, the Company decided to seek, and obtained, rescission of the transaction through a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft. See notes 5, 6, 11, 13 and 15.

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

The Company is in the development stage and has not realized revenues from its planned operations. The Company has sustained losses of $1,170,011 and $35,833 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had working capital of $11,739,481 (December 31, 2005 - $22,601) and an accumulated deficit of $1,209,322 (December 31, 2005 - $39,311). The Company has funded operations by raising $7,500,000 through debt financing on February 9, 2007 (see note 16) and through the issuance of capital stock. Management’s plan is to seek additional funds through future equity and/or debt financing until it achieves profitable operations from oil and gas drilling activities. Although the Company plans to seek additional financing, there can be no assurance that the Company will be able to secure financing or obtain such on satisfactory terms, if at all. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)	Reporting Currency

The U.S. dollar has been used as the unit of measurement in these financial statements.

b)	Investments

The Company has accounted for its investment in Volga-Neft using the cost method of accounting for investments described in paragraph 6a, APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Under the cost method of accounting, the Company carries the investment at historical cost and periodically evaluates the fair value of the investment to determine if an other-than-temporary decline in value has occurred.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

3.	Summary of Significant Accounting Policies (cont’d)

c)	Oil and Gas Producing Activities

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

d)	Revenue Recognition

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

3.	Summary of Significant Accounting Policies (cont’d)

e)	Comprehensive Income (Loss)

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

f)	Asset Retirement Obligations

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

3.	Summary of Significant Accounting Policies (cont’d)

g)	Income Tax

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

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds its fair value. For the years ended December 31, 2006 and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

i)	Earnings (Loss) per Share

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

3.	Summary of Significant Accounting Policies (cont’d)

k)	Concentration of Credit Risk

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

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

3.	Summary of Significant Accounting Policies (cont’d)

m)	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment to FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; establishes a requirement to evaluate interests in securitized financial assets to identify interests that. are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125” (“SFAS No. 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No.140” (“SFAS No. 156”). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and results of operations.

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

3.	Summary of Significant Accounting Policies (cont’d)

m)	Recent Accounting Pronouncements (cont’d)

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

In September 2006, FASB issued FASB Staff Position SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS No. 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS No. 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS No. 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not impact the Company’s financial position or results of operations.

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

3.	Summary of Significant Accounting Policies (cont’d)

m)	Recent Accounting Pronouncements (cont’d)

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

3.	Summary of Significant Accounting Policies (cont’d)

m)	Recent Accounting Pronouncements (cont’d)

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

3.	Summary of Significant Accounting Policies (cont’d)

m)	Recent Accounting Pronouncements (cont’d)

In February 2008, FASB issued FSP SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

In lieu of retaining Volga-Neft and spending the time, effort and cost of trying to establish the degree to which breaches existed and the level of damages sustained, and then seek indemnification against the Volga-Neft shareholders in Russia, the Company determined that it was in its best interests to seek rescission of the Stock Purchase Agreement. Consequently, the Company obtained rescission of the transaction. By a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft, the Stock Purchase Agreement under which the Company acquired all of the outstanding shares of capital stock of Volga-Neft was rescinded; the Company returned the shares of Volga-Neft it received to the former stockholders of Volga-Neft who, in turn, returned to the Company the 10,000,000 shares of the Company’s common stock that had been previously issued to them, and the Company cancelled those shares. The cancellation of the shares was accounted for at its recorded amount of $11,700,000 using the guidance of paragraph 23 of APB 29, “Accounting for Nonmonetary Transactions”. In addition, Volga-Neft issued a $4,200,000 promissory note in the Company’s favor to repay $3,000,000 of loans made to Volga-Neft since the acquisition and to reimburse the Company for costs and damages incurred by the Company. The Company, in turn, sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000. See notes 6, 11, 13 and 15.

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

7.	Oil and Gas Properties

Oil and gas properties are comprised as follows:

	Cost	2006 Accumulated Depletion and Amortization	Cost	2005 Accumulated Depletion and Amortization

Oil and gas properties and related equipment	$—	$—	$56,250	$9,034
Capitalized costs related to asset retirement obligation	—	—	1,125	—

	$—	$—	$57,375	$9,034

Net carrying amount		$—		$48,341

8.	Advance from Related Party

The advance is from a director, is non-interest bearing, unsecured and has no specific terms of repayment.

9.	Loan Payable

The loan is payable to Blue Water Partners and is non-interest bearing, unsecured and due on demand.

10.	Asset Retirement Obligation

The following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to plug and abandon its oil and gas properties:

	2006	2005

Balance at beginning of year	$1,327	$2,060
Abandonment of wells	—	(797)
Accretion expense	—	64
Disposal of asset	(1,327)	—

Balance at end of year	$—	$1,327

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

On October 6, 2006, the Company issued 10,000,000 common shares to acquire Volga-Neft valued at $11,700,000. The investment in Volga-Neft has been recorded at its cost amount using the cost method of accounting for investments described in paragraph 6a of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

12.	Income Taxes (cont’d)

The provision for income taxes has been computed as follows:

	2006	2005

Expected income tax recovery at the statutory rate - 31% (2005 - 31%)	$367,383	$4,000

Valuation allowance	(367,383)	(4,000)

Current provision for income taxes	$—	$—

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

As of December 31, 2006 and 2005, the Company had approximately $1,170,000 and $42,000 respectively, of Federal and state net operating loss carryforwards available to offset future taxable income, which expire in 20 years from the date the loss was incurred as follows:

2025	$42,000
2026	1,170,000

$1,212,000

13.	Supplemental Disclosure of Cash Flow Information

	2006	2005	(Note 1) Period from Re-entering the Development Stage through December 31, 2006

Non-cash operating activity is as follows:

Prepaid wages through issuance of common shares (note 11)	$(1,080,890)	$—	$(1,080,890)

Non-cash investing activity is as follows:

Acquisition of Volga-Neft (note 5)	$(11,700,000)	$—	$(11,700,000)

During the year, the Company had no cash flows arising from interest and income taxes paid.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

14.	Discontinued Operations

As of October 6, 2006, the Company was considered to have re-entered the development stage as a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement described in note 1. Thus, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s results of operations and cash flows up to October 6, 2006 have been classified separately as discontinued operations for all periods presented. For the year ended December 31, 2006, the Company incurred losses in the amount of $56,138 (2005 - $9,500), net of tax, from discontinued operations.

Results of the discontinued operations are summarized below:

	2006	2005

Account receivable	$—	$8,291
Prepaid expenses	—	1,900
Oil and gas properties (notes 7 and 11)	—	48,341

Total assets	—	$58,532

Account payable	—	1,565
Asset retirement obligation (note 10)	—	1,327

Total liabilities	—	$2,892

Net assets from discontinued operations	$—	$55,640

	2006	2005	(Note 1) Period from Re-entering the Development Stage through December 31, 2006

Net sales	$32,923	$55,852	$—

Expenses from discontinued operations:
Production costs	13,849	26,298
Selling, general and administrative	72,601	3,231
Depreciation	2,611	6,111
Loss on assets sold or abandoned	—	29,712

Total expenses from discontinued operations	89,061	65,352	—

Loss from discontinued operations	(56,138)	(9,500)	—
Income tax	—	—	—

Loss from discontinued operations, net of tax	$(56,138)	$(9,500)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

15.	Restatement of Previously Issued Financial Statements

The statements of operations and comprehensive loss and cash flows for the years ended December 31, 2006 and 2005, and the period from re-entering the development stage (October 6, 2006) through December 31, 2006, have been corrected to segregate discontinued operations from continuing operations, which is required by U.S. generally accepted accounting principles. The changes have not been set forth in this note as the restatement only reclassified certain non-material operating income and expenses and other expenses between continuing operations and discontinued operations, which is readily determinable from the financial statements (note 14).

The balance sheet and statement of stockholders’ equity for the year ended December 31, 2006 have been corrected to record the acquisition of Volga-Neft using the cost method (note 5). The specific changes are to reflect the investment in Volga-Neft of $11,700,000 in the balance sheet, and the related issuance of 10,000,000 shares of the Company’s common stock valued at $11,700,000 in the balance sheet and statement of stockholders’ (deficit) equity for the year ended December 31, 2006.

The statements of cash flows for the year ended December 31, 2006 and the period from re-entering the development stage (October 6, 2006) through December 31, 2006 have been corrected to include the actual non-cash stock based compensation expense in the amount of $103,360 which was previously incorrectly reported in the issuance of common stock for services and prepaid expenses.

16.	Subsequent Events

Option to Acquire Oil and Gas Properties

On August 1, 2007, the Company entered into separate agreements with each of Firecreek Petroleum, Inc. (“Firecreek”), a wholly-owned subsidiary of EGPI Firecreek, Inc., PJM Management, Inc. (“PJM”) and Double Coin Ltd. (“Double Coin”), pursuant to which the Company acquired from Firecreek and Double Coin any and all of their rights and interests with respect to certain projects in Ukraine, consisting of 100% of a project known as the Region Project, 51% of a project known as the Dewon ZAO Project and 100% of a project known as the Bukovyna Project (the “Projects”). Of the rights held by Firecreek and Double Coin, one was a letter of intent for Anglo-Ukr-Energy LLC (“AUE”) to acquire the Region Project for $5.5 million, the second was an oral understanding pursuant to which the Company entered into a letter of intent to acquire 51% of the Dewon ZAO Project for $40 million and the third was a contract for AUE to acquire the Bukovyna Project for $20 million. AUE was a company being formed on behalf of Firecreek and Double Coin in Ukraine to acquire the Projects. The Company was granted the right to complete, and did complete, the organization of AUE as a subsidiary of the Company. In exchange for the Company’s acquisition of the rights of Firecreek and Double Coin, the Company issued 2,100,000 shares of the Company’s common stock and paid $100,000 to Firecreek and issued 2,500,000 shares of the Company’s common stock to Double Coin. The Company issued 150,000 shares of the Company’s common stock and paid $10,000 to PJM which acted as a finder for Firecreek and Double Coin. The shares were valued at $0.27 per share for a total consideration of $1,392,500. The purchase price for the Company’s acquisition of the rights of Firecreek and Double Coin and PJM’s finder’s fee was negotiated with them and was equal to approximately 2.1% of the total purchase price that was to be paid to the owners of the Projects, based on the market value of the Company’s common stock at the time the Company entered into the agreements with Firecreek, PJM and Double Coin. Firecreek, PJM and Double Coin are not related to the Company, its officers, directors and affiliates.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

16.	Subsequent Events (cont’d)

Option to Acquire Oil and Gas Properties (cont’d)

The Company’s right to proceed with respect to one of these projects expired on November 10, 2007, while the rights to the other two projects expired on November 15, 2007 and November 26, 2007, respectively. The Company sought extensions from the owners of the Projects, but was unable to negotiate an extension of the letter of intent with respect to the Dewon ZAO Project (which was needed to complete due diligence and seek requisite financing for the Project), unable to obtain the due diligence materials it needed with respect to the Region Project and unable to obtain the necessary financing for the Bukovyna Project. Accordingly, the Company no longer has rights to acquire any of the Projects and, as such, the options to acquire the oil and gas properties were completely written-off. The Company has commenced an arbitration proceeding against Firecreek and Double Coin seeking a return of the consideration paid to them.

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

16.	Subsequent Events (cont’d)

Convertible Debentures (cont’d)

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

On February 28, 2008, the Company entered into waiver and consent agreements with the holders of its outstanding 8% secured convertible debentures, in which the debenture holders, among other things, deferred until April 11, 2009 interest that would otherwise be due on April 1, 2008. In consideration therefore, the Company agreed to pay a premium of $12,000 on April 1, 2009.

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

On October 5, 2007, the Company issued 4,750,000 common shares valued at $1,282,500, in accordance with the purchase agreements of August 1, 2007, described above under convertible debentures.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

16.	Subsequent Events (cont’d)

Capital Stock (cont’d)

On November 1, 2007, the Company issued 100,000 common shares valued at $42,000, in accordance with the waiver and consent agreements of October 11, 2007 as described above under convertible debentures.

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

On October 5, 2007, the Company granted options to purchase 200,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.47 per share, the closing market price of the Company’s common stock on the date of grant.

On October 15, 2007, the Company granted options to purchase 150,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.41 per share, the closing market price of the Company’s common stock on the date of grant.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2006 and 2005

16.	Subsequent Events (cont’d)

Litigation

In December 2007, the seller of the Bukovyna Project threatened to sue the Company for $5,000,000 as a result of the failure of the Company to consummate the acquisition. The Company has offered to pay $500,000, provided the Company’s lawsuit against the third party financier for wrongfully terminating the loan agreement and failing to provide the requisite funds is successful. At December 31, 2007, the Company could not estimate its possible loss, if any, or a reasonable range. If, however, as a result of this potential lawsuit, the Company is required to pay significant monetary damages or settlement costs, the Company’s financial position and results of operations could be substantially harmed.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, at the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that the following are material weaknesses in our disclosure controls and procedures and that our disclosure controls and procedures were not effective for the following reasons.

•

In connection with the preparation of the Original Report, we identified a deficiency in our disclosure controls and procedures related to the retention, supervision and communication with the appropriate personnel involved with the audit of Volga-Neft, and in our procedures pertaining to the engagement of auditors of Volga-Neft. Subsequent to the filing of the Original report, we caused an investigation to be taken into the events and procedures involving the Volga-Neft audit, and our controls and procedures regarding our engagement and communication with independent auditors. As a result of the investigation, our prior experience and taking into consideration the risk factors inherent to operating in emerging markets, we now retain western legal, accounting and geological consultants to aid us in our due diligence of prospective acquisitions. In addition, we hired a full-time Chief Financial Officer. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

•

Subsequent to the filing of the Original report, we determined that we needed to restate the financial statements contained in the Original Report and Quarterly Reports on Form 10-QSB that we filed for the quarterly periods ended March 31, 2007, June 30, 2007 and September 30, 2007 not only with respect to the accounting treatment afforded to our prior Galvan Ranch Gas Wells and acquisition and rescission of our acquisition of Volga-Neft, but also in several other ways, as described in the Explanatory Note to this Amendment. We believe our new Chief Financial Officer we hired in August 2007, together with improved communication with our auditors, will help us to overcome similar issues in the future.

•

In addition, we have in the past failed to timely file certain Current Reports on Form 8-K that we reported in subsequent periodic reports filed with the SEC. Management, including the Company’s principal executive officer and principal financial officer, have been reviewing with legal counsel the Form 8-K rules and improved communication with counsel concerning significant events to aid us in timely complying with corporate and regulatory policies and procedures.

•

Due to our relatively small size and not having present operations, our chief financial officer also performs all accounting functions for us. Thus, we do not have segregation of duties which is a deficiency in our disclosure controls. We do not presently have the resources to cure this deficiency.

While we are in the process of overcoming the issues we have faced, it should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports. Furthermore, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and reflects the fact that there are resource constraints such that the benefits of controls must be considered relative to their cost. Accordingly, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 13.	EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

3.2	Amended Articles of Incorporation of Star (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003).

3.3	Bylaws of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

4.1	Form of the Company’s 8% Secured Convertible Debenture due 2010 (incorporated by reference to Exhibit 4.1 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.3	Form of Security Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 4.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.4	Form of Subsidiary Guarantee dated as of February 9, 2007 (incorporated by reference to Exhibit 4.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.1	Assignment and Bill of Sale between the Star and Monument Resources, Inc. in connection with that acquisition of the Galvan Ranch Wells interest (incorporated by reference from the Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2003).

10.2	Stock Purchase Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.3	Rescission Agreement of Stock Purchase Agreement dated June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.3 to the original filing of this report filed with the Securities and Exchange Commission on June 19, 2007).

10.4	Promissory Note dated June 14, 2007 issued by Volga-Neft Limited Company in favor of Star Energy Corporation (incorporated by reference to Exhibit 10.4 to the original filing of this report filed with the Securities and Exchange Commission on June 19, 2007).

10.5	Assignment, Assumption and Release, dated as of June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company and JSC Capital Department Stores (incorporated by reference to Exhibit 10.5 to the original filing of this report filed with the Securities and Exchange Commission on June 19, 2007).

10.6	Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and IAB Island Ventures SA (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.7	Assignment and Bill of Sale, dated October 6, 2006, between Star Energy Corporation and Ruairidh Campbell (incorporated by reference to Exhibit 10.3 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.8	Form of Securities Purchase Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.1 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.9	Form of Registration Rights Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.10	Form of Lock-Up Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.11	Agreement dated December 14, 2006 between Star Energy Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 10.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.12	Employment Agreement with Patrick J. Kealy (incorporated by reference to Exhibit 10.5 from the Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

14.1	Code of Ethics adopted March 1, 2004 (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of October, 2008.

STAR ENERGY CORPORATION

By:	/s/ Patrick J. Kealy
Patrick J. Kealy
Chief Executive Officer and President
(Principal Executive Officer)

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

3.2	Amended Articles of Incorporation of Star (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2003).

3.3	Bylaws of Star (incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 3, 2000).

4.1	Form of the Company’s 8% Secured Convertible Debenture due 2010 (incorporated by reference to Exhibit 4.1 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.3	Form of Security Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 4.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

4.4	Form of Subsidiary Guarantee dated as of February 9, 2007 (incorporated by reference to Exhibit 4.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.1	Assignment and Bill of Sale between the Star and Monument Resources, Inc. in connection with that acquisition of the Galvan Ranch Wells interest (incorporated by reference from the Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2003).

10.2	Stock Purchase Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.3	Rescission Agreement of Stock Purchase Agreement dated June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company, and the shareholders of Volga-Neft Limited Company (incorporated by reference to Exhibit 10.3 to the original filing of this report filed with the Securities and Exchange Commission on June 19, 2007).

10.4	Promissory Note dated June 14, 2007 issued by Volga-Neft Limited Company in favor of Star Energy Corporation (incorporated by reference to Exhibit 10.4 to the original filing of this report filed with the Securities and Exchange Commission on June 19, 2007).

10.5	Assignment, Assumption and Release, dated as of June 14, 2007, among Star Energy Corporation, Volga-Neft Limited Company and JSC Capital Department Stores (incorporated by reference to Exhibit 10.5 to the original filing of this report filed with the Securities and Exchange Commission on June 19, 2007).

10.6	Agreement, dated October 6, 2006, among Star Energy Corporation, Volga-Neft Limited Company, and IAB Island Ventures SA (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.7	Assignment and Bill of Sale, dated October 6, 2006, between Star Energy Corporation and Ruairidh Campbell (incorporated by reference to Exhibit 10.3 from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

10.8	Form of Securities Purchase Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.1 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.9	Form of Registration Rights Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.2 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.10	Form of Lock-Up Agreement dated as of February 9, 2007 (incorporated by reference to Exhibit 10.3 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.11	Agreement dated December 14, 2006 between Star Energy Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 10.4 from the Form 8-K filed with the Securities and Exchange Commission on February 14, 2007).

10.12	Employment Agreement with Patrick J. Kealy (incorporated by reference to Exhibit 10.5 from the Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

14.1	Code of Ethics adopted March 1, 2004 (incorporated by reference from the Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.