Form 10QSB/A
period 2007-03-31
STAR ENERGY CORP
filed 2008-10-16
CIK 1104671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-29323

STAR ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0643634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

317 Madison Avenue, New York, NY 10017

(Address of principal executive office) (Zip Code)

(212) 500-5006

(Issuer’s telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the issuer’s only class of common equity), as of June 18, 2007 was 29,007,500.

Transition Small Business Disclosure Format.    Yes  ☐    No  ☒

EXPLANATORY NOTE

Star Energy Corporation (referred to as “us,” “we,” the “Company,” “Star” or “Star Energy”) is filing this Amendment No. 1 (this “Amendment”) to amend certain items contained in our Quarterly Report on Form 10-QSB for our quarter ended March 31, 2007, which was originally filed with the Securities Exchange Committee (the “SEC”) on June 19, 2007 (the “Original Report”).

On April 11, 2008, our Board of Directors determined that we needed to restate the financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and our Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, 2007, June 30, 2007 and September 30, 2007. The determination was made by our Board of Directors and our Chief Financial Officer based upon comments from the staff (the “Staff”) of the Securities and Exchange Commission, and following consultation with our senior management, legal advisor and independent registered public accounting firm. This Amendment is in response to such comments and to effectuate certain other changes that we believe are appropriate.

The changes to our financial statements contained in this Amendment did not result in a change in our profit or loss for any period covered by this Amendment.

The purpose of this Amendment is to amend and restate the following Items in the Original Report:

•	Part I, Item 1, “Financial Statements,” to, among other things:

¡

Restate our balance sheets and statements of stockholders’ equity to record the acquisition of the capital stock of Volga-Neft using the cost method of accounting therefor under paragraph 6a of Accounting Principles Board Opinion No.18 as opposed to a retroactively rescinded transaction

¡

Restate our statement of operations and comprehensive loss for the three months ended March 31, 2006, as well as our statements of cash flows for the three months ended March 31, 2006 and the period from re-entering the development stage (October 6, 2006) through March 31, 2007 to reflect our prior activities with respect to the Galvan Ranch Gas Wells as discontinued operations (see Note 1, “Description of Business,” and Note 15,” Discontinued Operations,” of the Notes to Financial Statements included in Item 1 of Part I of this Report).

¡

Restate our statement of operations and comprehensive loss for the three months ended March 31, 2007 and the period from re-entering the development stage (October 6, 2006) through March 31, 2007 to segregate debenture interest expense and bank charges.

¡

Restate our statements of cash flows for the three months ended March 31, 2007 and the period from re-entering the development stage (October 6, 2006) through March 31, 2007 to (a) reflect as non-cash stock based compensation expense the amounts of $291,812 and $395,172, respectively, which were previously reported as issuances of common stock for services and prepaid expenses, and (b) reflect the proceeds from loan payable and repayment of loan payable on a gross basis, which were previously reported on a net basis.

¡	Reclassify certain items contained in our statements of operations and comprehensive loss, as well as our statements of cash flows from the Original Report.

¡

Amend Note 1, “Description of Business,” of the Notes to Financial Statements, to describe our interest in and explain the reasons why we sold the Galvan Ranch Gas Wells, and provide information concerning our acquisition of the capital stock of Volga-Neft Company (“Volga-Neft”) and subsequent rescission of that acquisition, with cross references to additional information contained elsewhere in this Report concerning the sale of the Galvan Ranch Gas Wells and our acquisition and rescission of our acquisition of the capital stock of Volga-Neft.

¡

Add, in Note 3, “Summary of Significant Accounting Policies,” of the Notes to Financial Statements, a description of our accounting policies regarding “Investments” (paragraph 3 (c)), “Asset Retirement Obligations” (paragraph 3 (h)) and “Convertible Debenture with Stock Purchase Warrants” (paragraph 3 (p)), and revise the discussion of certain other accounting policies.

¡	Move the note concerning “Financial Instruments” from Note 3, “Summary of Significant Accounting Policies,” to a new Note 4 of the Notes to Financial Statements.

¡

Amend Note 6 (formerly Note 11), “Investment in Volga-Neft and Rescission of Stock Purchase Agreement,” of the Notes to Financial Statements to expand our disclosure regarding the reasons we rescinded of our acquisition of Volga-Neft.

¡	Expand Note 7 (formerly Note 5), “Loan Receivable from Volga-Neft,” of the Notes to Financial Statements to provide additional information concerning the incurrence and repayment of the loans.

¡	Add Note 10, “Loan Payable,” of the Notes to Financial Statements to provide information concerning a $1,000,000 loan made to us by Bluewater Partners in 2006 and repaid in February 2007.

¡

Amend Note 11 (formerly Note 8), “Convertible Debentures,” of the Notes to Financial Statements concerning potential defaults thereof as a result of our rescission of our Volga-Neft acquisition and to reflect that, prior to the rescission of our acquisition of Volga-Neft, we, through our Chief Executive Officer, obtained the oral approval of the rescission from the debenture holders.

¡

Amend Note 12 (formerly Note 9), “Capital Stock,” of the Notes to Financial Statements to (a) include information concerning our re-acquisition of 3,250,000 shares of our common stock from Ruairidh Campbell and transfer of our interest in the Galvan Ranch Gas Wells to Mr. Campbell, including our accounting therefor, and (b) provide information concerning common stock issued by us during 2006 and common stock and warrants issued by us during the quarter ended March 31, 2007.

¡	Amend Note 13 (formerly Note 10), “Income Taxes,” of the Notes to Financial Statements to revise information concerning our available Federal and state net operating loss carry forwards.

¡	Add Note 14, “Classification,” of the Notes to Financial Statements.

¡	Add Note 15, “Supplemental Disclosure of Cash Flow Information,” of the Notes to Financial Statements.

¡	Add Note 16, “Discontinued Operations,” of the Notes to Financial Statements regarding our sale of the Galvan Ranch Gas Wells.

¡	Add Note 17, “Restatement of Previously Issued Financial Statements,” of the Notes to Financial Statements.

¡

Revise Note 18 (formerly Note 12), “Subsequent Events,” of the Notes to Financial Statements to provide additional information regarding the rescission of our acquisition of Volga-Neft and the accounting therefor.

•	Part I, Item 2, “Management’s Discussion and Analysis,” to revise the discussion therein as a result of the changes made in “Item 1, “Financial Statements,” discussed above.

•	Part I, Item 3, “Controls and Procedures,” to revise the discussion therein in light of this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes as exhibits, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Other than Part I, Item 3, “Controls and Procedures,” this Amendment speaks only as of June 19, 2007, the date of filing of the Original Report, and does not reflect events that occurred subsequent to the filing of the Original Report nor does this Amendment update, modify or supersede disclosures that may have been affected by events that occurred subsequent to June 19, 2007. Therefore, you should read this Amendment together with our reports that cover periods after March 31, 2007, including amendments thereto, and that update, modify or supersede the information contained in the Original Report, as amended by this Amendment.

		Page
	PART I

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	7

	Statements of Operations and Comprehensive Loss for the three months ended March 31, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through March 31, 2007 (Unaudited)	8

	Statements of Stockholders’ Deficit for the three months ended March 31, 2007 and the period from re-entering the Development Stage (October 6, 2006) through March 31, 2007 (Unaudited)	9

	Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through March 31, 2007 (Unaudited)	10

	Notes to the Unaudited Financial Statements	11-29

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	30-35

ITEM 3.	CONTROLS AND PROCEDURES	35-37

	PART II

ITEM 6.	EXHIBITS	38

SIGNATURES		39

INDEX TO EXHIBITS		40

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

March 31, 2007 and December 31, 2006

Unaudited

	Restated (Note 17) March 31, 2007	Restated (Note 17) December 31, 2006

ASSETS
Current
Cash	$2,446,829	$1,703
Investment in available for sale securities (note 5)	592,500	—
Investment in Volga-Neft (note 6)	11,700,000	11,700,000
Loan receivable from Volga-Neft (note 7)	3,000,000	1,000,000
Prepaid expenses	833,215	1,080,890

Total Current Assets	18,572,544	13,782,593

Debt Issuance Costs (note 8)	504,167	—

Total Assets	$19,076,711	$13,782,593

LIABILITIES
Current
Accounts payable	$5,660	$375,327
Accrued liabilities	755,010	665,000
Advance from related party (note 9)	2,785	2,785
Loan payable (note 10)	—	1,000,000

Total Current Liabilities	763,455	2,043,112

Convertible Debentures (note 11)	7,500,000	—

Total Liabilities	8,263,455	2,043,112

STOCKHOLDERS’ EQUITY
Capital Stock (note 12)

Authorized:
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued:
38,987,500 common stock (2006 - 38,737,500)	38,988	38,738

Additional Paid-in Capital	13,779,815	12,910,065

Accumulated Deficit and Deficit Accumulated During the Development Stage	(3,005,547)	(1,209,322)

Total Stockholders’ Equity	10,813,256	11,739,481

Total Liabilities and Stockholders’ Equity	$19,076,711	$13,782,593

(The accompanying notes are an integral part of these unaudited financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2007 and 2006, and the Period from Re-entering the Development Stage (October 6, 2006) through March 31, 2007

Unaudited

	Restated (Note 17) Three Months Ended March 31, 2007	Restated (Note 17) Three Months Ended March 31, 2006	Restated (Note 17) (Note 1) Period from Re-entering the Development Stage through March 31, 2007

Oil and Gas Revenues	$—	$—	$—

Operating Expenses
Consulting	905,000	—	905,000
Salary and benefits	369,717	—	369,717
Advertising and promotion	181,968	—	181,968
Professional fees	135,607	—	135,607
Travel	26,604	—	26,604
Office and general	22,262	—	516,135
Insurance	6,198	—	6,198
Rent	4,700	—	4,700
Telephone	1,252	—	1,252
Bank charges	660	—	660

Total Operating Expenses	1,653,968	—	2,147,841

Operating Loss	(1,653,968)	—	(2,147,841)

Other Income (Expense)
Other income	4,176	—	4,176
Debenture interest	(145,833)	—	(145,833)
Debt forgiven	—	—	30,000
Cost associated with the rescission of the stock purchase agreement	—	—	(650,000)

Total Other Income (Expenses)	(141,657)	—	(761,657)

Loss from Continuing Operations Before Income Taxes	(1,795,625)	—	(2,909,498)
Provision for income taxes (note 13)	600	—	600

Net Loss from Continuing Operations	(1,796,225)	—	(2,910,098)

Net loss from discontinued operations, net of tax (note 16)	—	(8,771)	—

Net Loss and Comprehensive Loss	$(1,796,225)	$(8,771)	$(2,910,098)

Net Loss per Common Share from Continuing Operations - Basic and Diluted	$(0.05)	$0.00

Net Loss per Common Share from Discontinued Operations - Basic and Diluted	$0.00	$(0.00)

Net Loss per Common Share - Basic and Diluted	$(0.05)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding During the Period	38,820,833	31,562,500

(The accompanying notes are an integral part of these unaudited financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Statements of Stockholders’ Equity

Three Months Ended March 31, 2007 and the Period from Re-entering the

Development Stage (October 6, 2006) through March 31, 2007

Unaudited

	Restated (Note 17) Number of Common Shares	Restated (Note 17) Capital Stock	Restated (Note 17) Additional Paid-in Capital	Accumulated Deficit and Deficit Accumulated During the Development Stage	Restated (Note 17) Stockholders’ Equity

Balance, October 6, 2006, date of re-entering the development stage	31,562,500	$31,563	$77,363	$(96,465)	$12,461

Common shares cancelled (note 12)	(3,250,000)	(3,250)	(41,123)	—	(44,373)

Common shares issued to purchase Volga-Neft (notes 6 and 12)	10,000,000	10,000	11,690,000	—	11,700,000

Common shares issued for services (note 12)	425,000	425	1,183,825	—	1,184,250

Net loss for the period	—	—	—	(1,112,857)	(1,112,857)

Balance, December 31, 2006	38,737,500	38,738	12,910,065	(1,209,322)	11,739,481

Common shares issued for services (note 12)	250,000	250	869,750	—	870,000

Net loss for the period	—	—	—	(1,796,225)	(1,796,225)

Balance, March 31, 2007	38,987,500	$38,988	$13,779,815	$(3,005,547)	$10,813,256

(The accompanying notes are an integral part of these unaudited financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006, and the Period from Re-entering the Development Stage (October 6, 2006) through March 31, 2007

	Restated (Note 17) Three Months Ended March 31, 2007	Restated (Note 17) Three Months Ended March 31, 2006	Restated (Note 17) (Note 1) Period from Re-entering the Development Stage through March 31, 2007

Cash Flows from Operating Activities
Net loss	$(1,796,225)	$(8,771)	$(2,910,098)
Net loss from discontinued operations	—	8,771	—
Adjustments to reconcile non-cash items:
Amortization - debt issuance costs	45,833	—	45,833
Stock based compensation expense	291,812	—	395,172
Issuance of common stock for services	870,000	—	870,000
Changes working capital:
Accounts receivable	—	—	—
Prepaid expenses	(44,137)	—	(44,137)
Accounts payable	(369,667)	—	(687)
Accrued liabilities	90,010	—	754,980

Net Cash Used in Operating Activities	(912,374)	—	(888,937)

Cash Flows from Investing Activities
Purchase of marketable securities	(592,500)	—	(592,500)
Advances of loan receivable	(2,000,000)	—	(3,000,000)

Net Cash Used in Investing Activities	(2,592,500)	—	(3,592,500)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	—	30,000	(30,000)
Proceeds from issuance of convertible debentures	7,500,000	—	7,500,000
Proceeds from loan payable	—	—	1,000,000
Repayment of loan payable	(1,000,000)	—	(1,000,000)
Debt issuance costs	(550,000)	—	(550,000)

Net Cash Provided by Financing Activities	5,950,000	30,000	6,920,000

Cash Flows from Discontinued Operations
Operating cash flows	—	(22,239)	7,968
Investing cash flows	—	—	44,403
Financing cash flows	—	—	(44,373)

Net Cash (Used in) Provided by Discontinued Operations	—	(22,239)	7,998

Net Increase in Cash	2,445,126	7,761	2,446,561

Cash - Beginning of Period	1,703	13,975	268

Cash - End of Period	$2,446,829	$21,736	$2,446,829

Supplemental Disclosure of Cash Flow Information (note 15)

(The accompanying notes are an integral part of these unaudited financial statements.)

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

During the third quarter of 2006, the Company concluded that the Galvan Ranch Gas Wells, which had generated revenues of only $55,852 in 2005 and $33,431 for the nine months ended September 30, 2006, were not meeting expectations, were without perceived growth potential and were a distraction to the Company’s ability to raise financing and grow. The Company’s then principal shareholder was not interested in pursuing a strategy of focusing on areas in Russia and the former Soviet Union, rather than the United States. Therefore, in conjunction with the Company’s acquisition of Volga-Neft Limited Company (“Volga-Neft”) described below, the Company transferred its interest in the Galvan Ranch Gas Wells to its then principal shareholder in exchange for 3,250,000 shares of the Company’s common stock, which the Company redirected to the contemporaneous acquisition of Volga-Neft. See note 12.

Under its new strategy, on October 6, 2006, the Company acquired 100% of the capital stock of Volga-Neft, a Russian limited liability company primarily engaged in the processing and sale of crude oil in Samara, Russia.

On April 13, 2007, the Company was advised by the audit firm that purportedly audited the financial statements of Volga-Neft covering certain periods prior to the Company’s acquisition of Volga-Neft that such financial statements were not audited by that firm. The Company therefore concluded that those financial statements could not be relied upon, determined that certain representations, warranties and covenants made by the stockholders of Volga-Neft were untrue, and determined that other information provided to the Company with respect to the business, financial condition, operations and prospects of Volga-Neft was not reliable. Accordingly, the Company decided to seek, and obtained, rescission of the transaction through a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft. See notes 6, 7, 12, 15 and 17.

As a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement, as of October 6, 2006, the Company was considered to have re-entered the development stage.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

2.	Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is in the development stage and has realized minimal revenues from its planned operations. The Company has sustained losses of $1,796,225 and $8,771 for the periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had working capital of $17,809,089 (December 31, 2006 - $11,739,481) and an accumulated deficit of $3,005,547 (December 31, 2006 - $1,209,322). The Company has funded operations by raising $7,500,000 through debt financing (see note 11). Management’s plan is to seek additional funds through future equity and/or debt financing until it achieves profitable operations from its oil and gas drilling activities. Although the Company plans to seek additional financing, there can be no assurance that the Company will be able to secure financing or obtain such on satisfactory terms, if at all. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

d)	Debt Issuance Costs

Debt issuance costs are stated at cost and have been amortized on a straight line basis over three years.

e)	Oil and Gas Producing Activities

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

(Unaudited)

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of operations, and consists of net income and unrealised gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

h)	Asset Retirement Obligations (cont’d)

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

k)	Earnings (Loss) per Share

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

n)	Use of Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

o)	Share-Based Payment

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

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

q)	Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. SFAS No. 157 is effective for fiscal years beginning January 1, 2008. The Company is currently assessing the potential impact of implementing this standard.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) . The Company has adopted SFAS No. 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 158 could have on its financial statements.

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

3.	Summary of Significant Accounting Policies (cont’d)

q)	Recent Accounting Pronouncements (cont’d)

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

In April 2007, the FASB issued a FASB Statement Position (“FSP”) on FASB Interpretation (“FIN”) 39-1 (“FIN No. 39-1”) which modifies FIN No. 39, “Offsetting of Amounts relating to Certain Contracts” (“FIN No. 39”). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN No. 39. Upon adoption of this FSP, a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

4.	Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

5.	Investment in Available for Sale Securities

Number of Shares			March 31, 2007		December 31, 2006
2007	2006		Cost	Market Value	Cost	Market Value
200,000	—	American Gen Finance Disc CP.	$197,500	$197,500	$—	$—
200,000	—	Intesa Funding LLC Disc CP.	197,500	197,500	—	—
200,000	—	New Center Asset Disc CP.	197,500	197,500	—	—

			$592,500	$592,500	$—	$—

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

6.	Investment in Volga-Neft and Rescission of Stock Purchase Agreement (cont’d)

In lieu of retaining Volga-Neft and spending the time, effort and cost of trying to establish the degree to which breaches existed and the level of damages sustained, and then seek indemnification against the Volga-Neft shareholders in Russia, the Company determined that it was in its best interests to seek rescission of the Stock Purchase Agreement. Consequently, the Company obtained rescission of the transaction. By a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft, the Stock Purchase Agreement under which the Company acquired all of the outstanding shares of capital stock of Volga-Neft was rescinded; the Company returned the shares of Volga-Neft it received to the former stockholders of Volga-Neft who, in turn, returned to the Company the 10,000,000 shares of the Company’s common stock that had been previously issued to them, and the Company cancelled those shares. The cancellation of the shares was accounted for at its recorded amount of $11,700,000 using the guidance of paragraph 23 of APB 29, “Accounting for Nonmonetary Transactions”. In addition, Volga-Neft issued a $4,200,000 promissory note in the Company’s favor to repay $3,000,000 of loans made to Volga-Neft since the acquisition and to reimburse the Company for costs and damages incurred by the Company. The Company, in turn, sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000. See notes 7, 12, 15 and 17.

7.	Loan Receivable from Volga-Neft

The loan receivable from Volga-Neft, including $2,000,000 of additional advances made to Volga-Neft during 2007, bore interest at 4% per annum, had a maturity date of December 8, 2008 and was secured by the assets of Volga-Neft.

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

8.	Debt Issuance Costs

	Cost	March 31, 2007 Accumulated Amortization	Cost	December 31, 2006 Accumulated Amortization

Debt issuance costs	$550,000	$45,833	$—	$—

Net carrying amount		$504,167		$—

The debt issuance costs were incurred in connection with the issuance of the convertible debentures as described in note 11.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

9.	Advance from Related Party

The advance is from a director, is non-interest bearing, unsecured and has no specified terms of repayment.

10.	Loan Payable

The loan was made to the Company in 2006 by Bluewater Partners and was non-interest bearing, unsecured and due on demand. In February 2007, the loan was repaid by the Company.

11.	Convertible Debentures

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

12.	Capital Stock

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

12.	Capital Stock (cont’d)

Warrants (cont’d)

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

As of March 31, 2007, warrants to purchase 2,700,000 shares were outstanding, having an exercise price of $3.81 per share with a weighted average exercise price of $3.81 per share and an average remaining contractual life of 4.85 years.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, January 1, 2006	—	$—
Issued during the year	—	—
Exercised during the year	—	—
Forfeitures during the year	—	—
Expired during the year	—	—

Balance, December 31, 2006	—	—
Issued during the period	2,700,000	3.81
Exercised during the period	—	—
Forfeitures during the period	—	—
Expired during the period	—	—

Balance, March 31, 2007	2,700,000	$3.81	4.85 years

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 0%, a risk-free interest rate of 4.82%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company at zero percent.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

13.	Income Taxes

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

The provision for income taxes has been computed as follows:

	2007	2006

Expected income tax recovery at the statutory rate - 31% (2006 - 31%)	$564,015	$2,719

Valuation allowance	(563,415)	(2,719)

Current provision for income taxes	$600	$—

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

As of March 31, 2007 and December 31, 2006, the Company had approximately $3,008,225 and $1,212,000, respectively, of Federal and state net operating loss carryforwards available to offset future taxable income, which expire in 20 years from the date the loss was incurred as follows:

2025	$42,000
2026	1,170,000
2027	1,796,225

$3,008,225

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

14.	Classification

Certain figures for the three months ended March 31, 2007 and the period from re-entering the development stage (October 6, 2006) through March 31, 2007 have been reclassified to conform with the current period's financial statement presentation.

15.	Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	(Note 1) Period from Re-entering the Development Stage through March 31, 2007

Non-cash investing activity is as follows:
Acquisition of Volga-Neft (note 6)	$—	$—	$(11,700,000)

During the period, the Company had cash flows arising from interest and income taxes as follows:
Interest	$—	$—	$—

Income taxes	$600	$—	$—

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

16.	Discontinued Operations

As of October 6, 2006, the Company was considered to have re-entered the development stage as a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement described in note 1. Thus, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s results of operations, financial position and cash flows up to October 6, 2006 have been classified separately as discontinued operations for all periods presented. For the three months ended March 31, 2007, the Company had loss in the amount of $0 (three months ended March 31, 2006 - $8,771), net of tax, from discontinued operations.

Results of the discontinued operations are summarized below:

	Restated (Note 17) Three Months Ended March 31, 2007	Restated (Note 17) Three Months Ended March 31, 2006	Restated (Note 17) (Note 1) Period from Re-entering the Development Stage through March 31, 2007

Net sales	$—	$14,576	$—

Expenses from discontinued operations:
Office and general	—	18,413	—
Production costs	—	3,989	—
Depreciation	—	945	—

Total expenses from discontinued operations	—	23,347	—

Loss from discontinued operations	—	(8,771)	—
Income tax	—	—	—

Loss from discontinued operations, net of tax	$—	$(8,771)	$—

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

17.	Restatement of Previously Issued Financial Statements

The statement of operations and comprehensive loss for the three months ended March 31, 2006, and the statements of cash flows for the three months ended March 31, 2006 and the period from re-entering the development stage (October 6, 2006) through March 31, 2007, have been corrected to segregate discontinued operations from continuing operations, which is required by U.S. generally accepted accounting principles. The changes have not been set forth in this note as the restatement only reclassified certain non material operating income and expenses and other expenses between continuing operations and discontinued operations, which is readily determinable from the financial statements (note 16).

The statements of operations and comprehensive loss for the three months ended March 31, 2007 and the period from re-entering the development stage (October 6, 2006) through March 31, 2007 have been corrected to segregate debenture interest from bank charges, which is required by U.S. generally accepted accounting principles.

The balance sheets for the three months ended March 31, 2007 and the year ended December 31, 2006, and statements of stockholders’ equity for the three months ended March 31, 2007 and the period from re-entering the development stage (October 6, 2006) through March 31, 2007 have been corrected to record the acquisition of Volga Neft using the cost method (note 6). The specific changes are to reflect the investment in Volga Neft of $11,700,000 in the balance sheets, and the related issuance of 10,000,000 shares of the Company’s common stock valued at $11,700,000 in the balance sheets and statement of stockholders’ equity for the period from re-entering the development stage (October 6, 2006) through March 31, 2007.

The statements of cash flows for the three months ended March 31, 2007 and the period from re-entering the development stage (October 6, 2006) through March 31, 2007 have been corrected to include the actual non cash stock based compensation expense which was previously incorrectly reported in the issuance of common stock for services and prepaid expenses. The proceeds from loan payable and repayment of loan payable have been corrected to disclose on a gross basis which was previously incorrectly reported on a net basis.

The notes to the financial statements have been corrected to include the disclosure of stock warrants, which is required by U.S. generally accepted accounting principles and was not previously reported.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2007 and 2006

(Unaudited)

18.	Subsequent Events

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “may,” “should,” “anticipates,” “intends,” “expects,” “believes,” “plans,” “predicts,” “estimates,” “strategy” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These risks and uncertainties include, but are not limited to, the following, many of which are beyond our control: our ability to locate and acquire high oil and gas producing properties, or rights with respect to or interests in high producing properties; our ability to obtain waivers or renegotiate the terms of our 8% Secured Convertible Debentures; the sufficiency of existing capital resources; our ability to raise additional capital to fund cash requirements for future operations; our ability to obtain and maintain sufficient energy reserves to fund and maintain operations; the market for any oil and gas production we may generate; domestic and foreign political conditions; the overall level of supply of and demand for oil and gas; the price of imports of oil and gas; weather conditions; the price and availability of alternative fuels; the proximity and capacity of oil pipelines and other transportation facilities to any properties we may acquire or in which we may acquire rights or interests; uncertainties related to our future business prospects, including with possible future acquisitions; the volatility of the stock market in general and our common stock specifically; our ability to maintain the quotation of our common stock on the Over the Counter Bulletin Board; and general economic conditions.

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

As a result of the rescission, we have not included the assets, liabilities or results of operations of Volga-Neft in our financial statements for any period. Our investment in Volga-Neft from October 6, 2006 through June 14, 2007 was recorded at its cost amount using the cost method of accounting for investments described in paragraph 6a of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” While the Rescission Agreement does not affect the rights that any third parties may have against us with respect to agreements entered into, actions taken, or transactions or events that occurred, directly by or with us, we do not believe we have any such obligations. The Rescission Agreement also did not relieve us with respect to breaches of agreements to which we are a party that may have resulted from the Rescission Agreement.

In this regard, prior to the rescission, we through our Chief Executive Officer, obtained the oral approval of the debenture holders to the rescission of the acquisition of Volga-Neft which may result in the acceleration of the maturity of some or all of our $7,500,000 principal amount of 8% Secured Convertible Debentures we issued in February 2007 and that otherwise would be due on February 11, 2010, or earlier upon acceleration following an event of default, as defined in the Debentures. See “Potential Acceleration of Our 8% Secured Convertible Debentures,” below.

Results of Operations

We had no operations during the first quarter of 2007 as a result of our disposition of the Galvan Ranch Wells in October 2006 and the rescission of our acquisition of Volga-Neft.

As a result of the disposition and rescission, we had no sales.

Our principal operating expenses for the first quarter of 2007 period consisted of:

Consulting fees were $905,000, of which $870,000, paid through the issuance of 250,000 shares of our common stock, related to Volga-Neft and the remainder was for general consulting services.

Salary and benefits costs were $369,717, consisting of $291,812 of the amortized compensation expense related to the issuance of shares to certain officers and directors in 2006, and $77,905 of cash compensation and benefits for officers and other employees.

Advertising and promotion expenses were $181,968, of which $150,000 related primarily to promotional activities subsequent to the acquisition of Volga-Neft and $31,968 was investor and public relations costs.

Professional fees were $135,607 for general legal and auditing services.

Travel expenses of $26,604 were incurred for trips to the Russian Federation in connection with our investment in Volga-Neft.

Office and general expenses of $22,262 were primarily incurred for Board of Directors fees of $15,000 and a $5,000 fee paid in conjunction with an application to be listed on the American Stock Exchange, which was subsequently abandoned.

Other income of $4,176 was primarily interest income from the investment of the proceeds of our private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures.

The Debenture interest expense of $145,833 consisted of accrued interest of $100,000 on our $7,500,000 8% Secured Convertible Debentures issued on February 9, 2007 and amortization of deferred debt issuance costs of $45,833 related to the issuance of the Debentures.

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

During the three months ended March 31, 2007, we used $912,374 for operating activities primarily to fund our net loss of $588,580 on a cash basis (net loss for financial reporting purposes of $1,796,225 less the following non-cash expenses: $870,000 for the issuance of shares of our common stock for services; $291,812 for stock-based compensation; and $45,833 of amortized deferred debt issuance costs).

Investing activities during the three months ended March 31, 2007 used cash of $2,592,500, of which $2,000,000 was advanced to Volga-Neft prior to the rescission of our acquisition of Volga-Neft(which advance was repaid to us in June 2007 from the proceeds of the $4,200,000 note we received from the stockholders of Volga-Neft, which we sold for $3,000,000), and $592,500 was used to invest in commercial paper.

Financing activities provided net cash of $5,950,000 during the three months ended March 31, 2007, resulting from the Debenture Financing discussed above. We used $550,000 of the proceeds of this financing for debt issuance costs to the placement agent and $1,000,000 to repay the loan we incurred in 2006 to fund liabilities of Volga-Neft and which was repaid to us in June 2007 as part of the sale of the note we received from the stockholders of Volga-Neft and sold as discussed in “Investing Activities” above.

We intend to use the $2,446,829 balance of our cash at March 31, 2007 to fund strategic initiatives and to repay certain liabilities. We expect such funds to be sufficient to sustain our operations in 2007.

Potential Acceleration of Our 8% Secured Convertible Debentures

As a result of the rescission on June 14, 2007 of the Stock Purchase Agreement which resulted in the return by us of all of the capital stock of Volga-Neft to the former shareholders thereof and the return by them to us of 10,000,000 shares of our common stock, each holder of an 8% Secured Debenture issued by us as part of the offering and sale of an aggregate $7,500,000 of the Debentures in February 2007 could seek to elect, commencing June 28, 2007 as a result of the rescission of the Volga-Neft acquisition, to declare the outstanding principal amount of such holder’s Debenture, plus accrued and unpaid interest, liquidated damages and other amounts owing in respect of the holder’s Debenture due and payable at its “Mandatory Default Amount.” The Mandatory Default Amount is defined in the Debenture, which, at a minimum, would be 130% of the outstanding principal amount of the Debenture plus all accrued and unpaid interest thereon. Commencing five trading days after the occurrence of an event of default that results in the eventual acceleration of a Debenture, the interest rate on the Debenture shall accrue interest at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. Prior to the rescission, we, through our Chief Executive Officer, obtained the oral approval of the debenture holders.

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

•

In connection with the preparation of the Original Report, we identified a deficiency in our disclosure controls and procedures related to the retention, supervision and communication with the appropriate personnel involved with the audit of Volga-Neft, and in our procedures pertaining to the engagement of auditors of Volga-Neft. Subsequent to the filing of the Original Report, we caused an investigation to be under taken concerning the events and procedures involving the Volga-Neft audit, and our controls and procedures regarding our engagement and communication with independent auditors. As a result of the investigation, our prior experience and taking into consideration the risk factors inherent to operating in emerging markets, we now retain western legal, accounting and geological consultants to aid us in our due diligence of prospective acquisitions. In addition, we hired a full-time Chief Financial Officer. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

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

Changes in Internal Control over Financial Reporting

Except as described above, our management has not identified any change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of October, 2008.

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