Form 10QSB/A
period 2007-06-30
STAR ENERGY CORP
filed 2008-10-16
CIK 1104671

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the issuer’s only class of common equity), as of August 17, 2007 was 29,015,500.

Transition Small Business Disclosure Format.    Yes  ☐    No  ☒

EXPLANATORY NOTE

Star Energy Corporation (referred to as “us,” “we,” the “Company,” “Star” or “Star Energy”) is filing this Amendment No. 1 (this “Amendment”) to amend certain items contained in our Quarterly Report on Form 10-QSB for our quarter ended June 30, 2007, which was originally filed with the Securities Exchange Committee (the “SEC”) on August 20, 2007 (the “Original Report”).

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

The changes to our financial statements contained in this Amendment did not result in a change in our profit or loss for any reported period other than a correction of a transposition error for the period from re-entering the development stage (October 6, 2006) through the end of the period covered by this Amendment.

The purpose of this Amendment is to amend and restate the following Items:

•	Part I, Item 1, “Financial Statements,” to, among other things:

¡

Restate our balance sheet as of December 31, 2006 and statements of stockholders’ (deficit) equity to record the acquisition of the capital stock of Volga-Neft using the cost method of accounting therefor under paragraph 6a of Accounting Principles Board Opinion No.18 as opposed to a retroactively rescinded transaction, and, in the in the consolidated statements of stockholders’ equity for the nine months September 30, 2007, to account for the disposition of our investment in Volga-Neft using the guidance of paragraph 23 of APB 29, “Accounting for Nonmonetary Transactions.”

¡

Restate our statements of operations and comprehensive loss for the three and six months ended June 30, 2006, as well as our statements of cash flows for the six months ended June 30, 2006 and the period from re-entering the development stage (October 6, 2006) through June 30, 2007 to reflect our prior activities with respect to the Galvan Ranch Gas Wells as discontinued operations (see Note 1, “Description of Business,” and Note 15, “Discontinued Operations,” of the Notes to Financial Statements included in Item 1of Part I of this Report).

¡

Restate our statements of operations and comprehensive loss for the three and six months ended June 30, 2007 and the period from re-entering the development stage (October 6, 2006) through June 30, 2007 to segregate debenture interest expense and bank charges.

¡

Restate our statements of cash flows for the six months ended June 30, 2007 and the period from re-entering the development stage (October 6, 2006) through June 30, 2007 to (a) reflect as non-cash stock based compensation expense the amounts of $589,280 and $692,640, respectively, which were previously reported as issuances of common stock for services and prepaid expenses, and (b) reflect the advances of loan receivable, proceeds from collection of loan receivable, proceeds from loan payable and repayment of loan payable on a gross basis, which were previously reported on a net basis.

¡	Reclassify certain items contained in our statements of operations and comprehensive loss, as well as our statements of cash flows from the Original Report.

¡

Amend Note 1, “Description of Business,” of the Notes to Financial Statements, to describe our interest in and explain the reasons why we sold the Galvan Ranch Gas Wells, and provide information concerning our acquisition of the capital stock of Volga-Neft and explain the reasons why we rescinded that acquisition, with cross references to additional information contained elsewhere in this Amendment concerning the sale of the Galvan Ranch Gas Wells and our acquisition and rescission of the above acquisition of the capital stock of Volga-Neft.

¡

Add, in Note 3, “Summary of Significant Accounting Policies,” of the Notes to Financial Statements, a description of our accounting policies regarding “Investments” (paragraph 3 (c)), “Asset Retirement Obligations” (paragraph 3 (h)) and “Convertible Debenture with Stock Purchase Warrants” (paragraph 3 (p)), and revise the discussion of certain other accounting policies.

¡	Move the note concerning “Financial Instruments” from Note 3, “Summary of Significant Accounting Policies,” to a new Note 4, “Financial Instruments,” of the Notes to Financial Statements.

¡

Amend Note 6 (formerly Note 10), “Investment in Volga-Neft and Rescission of Stock Purchase Agreement,” of the Notes to Financial Statements to expand our disclosure regarding the reasons we rescinded of our acquisition of Volga-Neft.

¡	Add Note 7, “Loan Receivable from Volga-Neft,” of the Notes to Financial Statements to provide information concerning the incurrence and repayment of the loans.

¡	Add Note 10, “Loan Payable,” of the Notes to Financial Statements to provide information concerning a $1,000,000 loan made to us by Bluewater Partners in 2006 and repaid in February 2007.

¡

Amend Note 11 (formerly Note 7), “Convertible Debentures,” of the Notes to Financial Statements concerning potential defaults thereof as a result of our rescission of our Volga-Neft acquisition and to reflect that, prior to the rescission of our acquisition of Volga-Neft, we, through our Chief Executive Officer, obtained the oral approval of the rescission from the debenture holders.

¡

Amend Note 12 (formerly Note 8), “Capital Stock,” of the Notes to Financial Statements to (a) include information concerning our re-acquisition of 3,250,000 shares of our common stock from Ruairidh Campbell and transfer of our interest in the Galvan Ranch Gas Wells to Mr. Campbell, including our accounting therefor, (b) provide information concerning the issuance of shares of our common stock to acquire Volga-Neft and their subsequent cancellation due to the rescission of that acquisition in June 2007, and (c) add information concerning warrants issued by us in February 2007 in conjunction with our $7,500,000 principal amount of 8% Secured Convertible Debentures.

¡	Amend Note 13 (formerly Note 9), “Income Taxes,” of the Notes to Financial Statements to revise information concerning our available Federal and state net operating loss carry forwards.

¡	Add Note 14, “Classification,” of the Notes to Financial Statements.

¡	Add Note 15, “Supplemental Disclosure of Cash Flow Information,” of the Notes to Financial Statements.

¡	Add Note 16, “Discontinued Operations,” of the Notes to Financial Statements regarding our sale of the Galvan Ranch Gas Wells.

¡	Add Note 17, “Restatement of Previously Issued Financial Statements,” of the Notes to Financial Statements.

¡

Amend Note 18 (formerly Note 11), “Subsequent Events,” of the Notes to Financial Statements to (a) provide additional information regarding our acquisition of rights and interests to certain projects in Ukraine; (b) revise the value of the total consideration related to the projects; (c) provide information concerning common stock issued by us in August 2007; and (d) disclose the adoption of our 2007 Stock Option Plan in August 2007.

¡	Part I, Item 2, “Management’s Discussion and Analysis,” to revise the discussion therein as a result of the changes made in “Item 1, “Financial Statements,” discussed above.

¡	Part I, Item 3, “Controls and Procedures,” to revise the discussion therein in light of this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes as exhibits, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment speaks only as of August 20, 2007, the date of filing of the Original Report, and does not reflect events that occurred subsequent to the filing of the Original Report nor does this Amendment update, modify or supersede disclosures that may have been affected by events that occurred subsequent to August 20, 2007. Therefore, you should read this Amendment together with our reports that cover periods after June 30, 2007, including amendments thereto, and that update, modify or supersede the information contained in the Original Report, as amended by this Amendment.

		Page
	PART I

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	7

	Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through June 30, 2007 (Unaudited)	8-9

	Statements of Stockholders’ Deficit for the six months ended June 30, 2007 and the period from re-entering the Development Stage (October 6, 2006) through June 30, 2007 (Unaudited)	10

	Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through June 30, 2007 (Unaudited)	11

	Notes to the Unaudited Financial Statements	12-30

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	31-37

ITEM 3.	CONTROLS AND PROCEDURES	38-39

	PART II

ITEM 6.	EXHIBITS	40

SIGNATURES		41

INDEX TO EXHIBITS		42

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

June 30, 2007 and December 31, 2006

Unaudited

	June 30, 2007	Restated (Note 17) December 31, 2006

ASSETS
Current
Cash	$4,361,144	$1,703
Marketable securities (note 5)	201,099	—
Investment in Volga-Neft (note 6)	—	11,700,000
Loan receivable from Volga-Neft (note 7)	—	1,000,000
Prepaid expenses	664,842	1,080,890

Total Current Assets	5,227,085	13,782,593

Debt Issuance Costs (note 8)	510,689	—

Total Assets	$5,737,774	$13,782,593

LIABILITIES
Current
Accounts payable	$23,311	$375,327
Accrued liabilities	833,393	665,000
Advance from related party (note 9)	2,785	2,785
Loan payable (note 10)	—	1,000,000

Total Current Liabilities	859,489	2,043,112

Convertible Debentures (note 11)	7,500,000	—

Total Liabilities	8,359,489	2,043,112

STOCKHOLDERS’ (DEFICIT) EQUITY
Capital Stock (note 12)

Authorized:
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued:
29,007,500 common stock (2006 - 38,737,500)	29,008	38,738

Additional Paid-in Capital	2,165,795	12,910,065

Accumulated Deficit and Deficit Accumulated During the Development Stage	(4,816,518)	(1,209,322)

Total Stockholders’ (Deficit) Equity	(2,621,715)	11,739,481

Total Liabilities and Stockholders’ (Deficit) Equity	$5,737,774	$13,782,593

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations and Comprehensive Loss

Three Months Ended June 30, 2007 and 2006

Unaudited

	Restated (Note 17) Three Months Ended June 30, 2007	Restated (Note 17) Three Months Ended June 30, 2006

Oil and Gas Revenues	$—	$—

Operating Expenses
Professional fees	932,781	—
Salary and benefits	369,212	—
Consulting	126,016	—
Advertising and promotion	109,635	—
Office and general	27,782	—
Rent	18,848	—
Travel	17,341	—
Insurance	8,910	—
Telephone	5,339	—
Bank charges	1,359	—

Total Operating Expenses	1,617,223	—

Operating Loss	(1,617,223)	—

Other Income (Expense)
Other income	8,630	—
Debenture interest	(202,378)	—

Total Other Income (Expense)	(193,748)	—

Loss from Continuing Operations Before Income Taxes	(1,810,971)	—

Provision for income taxes	—	—

Net Loss from Continuing Operations	(1,810,971)	—

Loss from Discontinued Operations, Net of Tax	—	(44,206)

Net Loss and Comprehensive Loss	$(1,810,971)	$(44,206)

Net Loss per Common Share from Continuing Operations - Basic and Diluted	$(0.05)	$0.00

Net Loss per Common Share from Discontinued Operations - Basic and Diluted	0.00	(0.00)

Net Loss per Common Share - Basic and Diluted	$(0.05)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding During the Period	37,246,841	31,562,500

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations and Comprehensive Loss

Six Months Ended June 30, 2007 and 2006, and the Period from Re-entering the

Development Stage (October 6, 2006) through June 30, 2007

Unaudited

	Restated (Note 17) Six Months Ended June 30, 2007	Restated (Note 17) Six Months Ended June 30, 2006	Restated (Note 17) (Note 1) Period from Re-entering the Development Stage through June 30, 2007

Oil and Gas Revenues	$—	$—	$—

Operating Expenses
Professional fees	1,068,388	—	1,068,388
Salary and benefits	738,929	—	738,929
Consulting	1,031,016	—	1,031,016
Advertising and promotion	291,605	—	291,605
Office and general	50,042	—	543,915
Rent	23,548	—	23,548
Travel	43,945	—	43,945
Insurance	15,108	—	15,108
Telephone	6,591	—	6,591
Bank charges	2,019	—	2,019

Total Operating Expenses	3,271,191	—	3,765,064

Operating Loss	(3,271,191)	—	(3,765,064)

Other Income (Expense)
Debt forgiven	—	—	30,000
Cost associated with the rescission of the stock purchase agreement	—	—	(650,000)
Other income	12,806	—	12,806
Debenture interest	(348,211)	—	(348,211)

Total Other Income (Expense)	(335,405)	—	(955,405)

Loss from Continuing Operations Before Income Taxes	(3,606,596)	—	(4,720,469)

Provision for income taxes (note 13)	600	—	600

Net Loss from Continuing Operations	(3,607,196)	—	(4,721,069)

Loss from Discontinued Operations, Net of Tax (note 16)	—	(52,977)	—

Net Loss and Comprehensive Loss	$(3,607,196)	$(52,977)	$(4,721,069)

Net Loss per Common Share from Continuing Operations - Basic and Diluted	$(0.09)	$0.00

Net Loss per Common Share from Discontinued Operations - Basic and Diluted	0.00	(0.00)

Net Loss per Common Share - Basic and Diluted	$(0.09)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding During the Period	38,030,870	31,562,500

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Stockholders’ (Deficit) Equity

Six Months Ended June 30, 2007 and the Period from Re-entering the

Development Stage (October 6, 2006) through June 30, 2007

Unaudited

	Restated (Note 17) Number of Common Shares	Restated (Note 17) Capital Stock	Restated (Note 17) Additional Paid-in Capital	Accumulated Deficit and Deficit Accumulated During the Development Stage	Restated (Note 17) Stockholders’ (Deficit) Equity

Balance, October 6, 2006, date of re-entering the development stage	31,562,500	$31,563	$77,363	$(96,465)	$12,461
Common shares cancelled (note 12)	(3,250,000)	(3,250)	(41,123)	—	(44,373)
Common shares issued to purchase Volga-Neft (notes 6 and 12)	10,000,000	10,000	11,690,000	—	11,700,000
Common shares issued for services (note 12)	425,000	425	1,183,825	—	1,184,250
Net loss for the period	—	—	—	(1,112,857)	(1,112,857)

Balance, December 31, 2006	38,737,500	$38,738	$12,910,065	$(1,209,322)	$11,739,481
Common shares issued for services (note 12)	250,000	250	869,750	—	870,000
Common shares issued for services (note 12)	20,000	20	75,980	—	76,000
Common shares cancelled (notes 6 and 12)	(10,000,000)	(10,000)	(11,690,000)	—	(11,700,000)
Net loss for the period	—	—	—	(3,607,196)	(3,607,196)

Balance, June 30, 2007	29,007,500	$29,008	$2,165,795	$(4,816,518)	$(2,621,715)

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006, and the Period from Re-entering the

Development Stage through June 30, 2007

Unaudited

	Restated (Note 17) Six Months Ended June 30, 2007	Restated (Note 17) Six Months Ended June 30, 2006	Restated (Note 17) (Note 1) Period from Re-entering the Development Stage through June 30, 2007

Cash Flows from Operating Activities
Net loss	$(3,607,196)	$(52,977)	$(4,721,069)
Net loss from discontinued operations	—	52,977	—
Adjustments to reconcile non-cash items:
Amortization-debt issuance costs	98,211	—	98,211
Stock-based compensation expense	589,280	—	692,640
Issuance of common stock for services	887,100	—	887,100
Changes in non-cash working capital:
Prepaid expenses	(173,232)	—	(173,262)
Accounts payable	(352,016)	—	16,964
Accrued liabilities	168,393	—	833,393

Net Cash Used in Operating Activities	(2,389,460)	—	(2,366,023)

Cash Flows from Investing Activities
Purchase of marketable securities	(201,099)	—	(201,099)
Advances of loan receivable	(2,000,000)	—	(3,000,000)
Proceeds from collection of loan receivable	3,000,000	—	3,000,000

Net Cash Provided by (Used in) Investing Activities	798,901	—	(201,099)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	—	30,000	(30,000)
Proceeds from issuance of convertible debentures	7,500,000	—	7,500,000
Proceeds from loan payable	—	—	1,000,000
Repayment of loan payable	(1,000,000)	—	(1,000,000)
Debt issuance costs	(550,000)	—	(550,000)

Net Cash Provided by Financing Activities	5,950,000	30,000	6,920,000

Cash Flows from Discontinued Operations
Operating cash flows	—	(40,977)	7,968
Investing cash flows	—	—	44,403
Financing cash flows	—	—	(44,373)

Net Cash (Used in) Provided by Discontinued Operations	—	(40,977)	7,998

Net Increase (Decrease) in Cash	4,359,441	(10,977)	4,360,876

Cash - Beginning of Period	1,703	13,975	268

Cash - End of Period	$4,361,144	$2,998	$4,361,144

Supplemental Disclosure of Cash Flow Information (note 14)

(The accompanying notes are an integral part of these financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

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

On April 13, 2007, the Company was advised by the audit firm that purportedly audited the financial statements of Volga-Neft covering certain periods prior to the Company’s acquisition of Volga-Neft that such financial statements were not audited by that firm. The Company therefore concluded that those financial statements could not be relied upon, determined that certain representations, warranties and covenants made by the stockholders of Volga-Neft were untrue, and determined that other information provided to the Company with respect to the business, financial condition, operations and prospects of Volga-Neft was not reliable. Accordingly, the Company decided to seek, and obtained, rescission of the transaction through a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft. See notes 6, 7, 12, 14 and 17.

As a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement, as of October 6, 2006, the Company was considered to have re-entered the development stage.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

2.	Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is in the development stage and has realized minimal revenues from its planned operations. The Company has sustained losses of $3,607,196 and $52,977 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company had working capital of $4,367,596 (December 31, 2006 - $11,739,481) and an accumulated deficit of $4,816,518 (December 31, 2006 - $1,209,322). The Company has funded operations by raising $7,500,000 through debt financing (see note 11). Management’s plan is to seek additional funds through future equity and/or debt financing until it achieves profitable operations from its oil and gas drilling activities. Although the Company plans to seek additional financing there can be no assurance that the Company will be able to secure financing or obtain such on satisfactory terms, if at all. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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

Six Months Ended June 30, 2007 and 2006

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

Six Months Ended June 30, 2007 and 2006

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

Six Months Ended June 30, 2007 and 2006

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

Six Months Ended June 30, 2007 and 2006

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

Six Months Ended June 30, 2007 and 2006

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

Six Months Ended June 30, 2007 and 2006

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

Six Months Ended June 30, 2007 and 2006

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

5.	Marketable Securities

Number of Shares			June 30, 2007		December 31, 2006
2007	2006		Cost	Market Value	Cost	Market Value

201,099	—	Munder Cash Invt Class A	$201,099	$201,099	$—	$—

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

6.	Investment in Volga-Neft and Rescission of Stock Purchase Agreement (cont’d)

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

In lieu of retaining Volga-Neft and spending the time, effort and cost of trying to establish the degree to which breaches existed and the level of damages sustained, and then seek indemnification against the Volga-Neft shareholders in Russia, the Company determined that it was in its best interests to seek rescission of the Stock Purchase Agreement. Consequently, the Company obtained rescission of the transaction. By a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft, the Stock Purchase Agreement under which the Company acquired all of the outstanding shares of capital stock of Volga-Neft was rescinded; the Company returned the shares of Volga-Neft it received to the former stockholders of Volga-Neft who, in turn, returned to the Company the 10,000,000 shares of the Company’s common stock that had been previously issued to them, and the Company cancelled those shares. The cancellation of the shares was accounted for at its recorded amount of $11,700,000 using the guidance of paragraph 23 of APB 29, “Accounting for Nonmonetary Transactions”. In addition, Volga-Neft issued a $4,200,000 promissory note in the Company’s favor to repay $3,000,000 of loans made to Volga-Neft since the acquisition and to reimburse the Company for costs and damages incurred by the Company. The Company, in turn, sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000. See notes 7, 12, 14 and 17.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

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

8.	Debt Issuance Costs

	Cost	June 30, 2007 Accumulated Amortization	Cost	December 30, 2006 Accumulated Amortization

Debt issuance costs	$608,900	$98,211	$—	$—

Net carrying amount		$510,689		$—

The debt issuance costs were incurred in connection with the issuance of the convertible debentures as described in note 11.

9.	Advance from Related Party

The advance is from a director, is non-interest bearing, unsecured and has no specified terms of repayment.

10.	Loan Payable

The loan was made to the Company in 2006 by Bluewater Partners and was non-interest bearing, unsecured and due on demand. In February 2007, the loan was repaid by the Company.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

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

Six Months Ended June 30, 2007 and 2006

Unaudited

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

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

12.	Capital Stock (cont’d)

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

As of June 30, 2007, warrants to purchase 2,700,000 shares were outstanding, having an exercise price of $3.81 per share with a weighted average exercise price of $3.81 per share and an average remaining contractual life of 4.58 years.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, January 1, 2006	—	$—

Issued during the year	—	—
Exercised during the year	—	—
Forfeitures during the year	—	—
Expired during the year	—	—

Balance, December 31, 2006	—	—

Issued during the period	2,700,000	3.81
Exercised during the period	—	—
Forfeitures during the period	—	—
Expired during the period	—	—

Balance, June 30, 2007	2,700,000	$3.81	4.58 years

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 0%, a risk-free interest rate of 4.82%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company at zero percent.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

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

The provision for income taxes has been computed as follows:

	2007	2006

Expected income tax recovery at the statutory rate - 31% (2006 - 31%)	$1,132,660	$16,423
Valuation allowance	(1,132,060)	(16,423)

Provision for income taxes	$600	$—

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

As of June 30, 2007 and December 31, 2006, the Company had approximately $4,819,000 and $1,212,000, respectively, of Federal and state net operating loss carryforwards available to offset future taxable income, which expire in 20 years from the date the loss was incurred as follows:

2025	$42,000
2026	1,170,000
2027	3,607,000

$4,819,000

14.	Classification

Certain figures for the three and six months ended June 30, 2007 and the period from re-entering the development stage (October 6, 2006) through June 30, 2007 have been reclassified to conform with the current period’s financial statement presentation.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

15.	Supplemental Disclosure of Cash Flow Information

	Restated (Note 17) Six Months Ended June 30, 2007	Restated (Note 17) Six Months Ended June 30, 2006	Restated (Note 17) (Note 1) Period from Re-entering the Development Stage through June 30, 2007

Non-cash investing activities are as follows:
Acquisition of Volga-Neft (note 6)	$—	—	$(11,700,000)
Rescission of the Volga-Neft acquisition (note 6)	11,700,000	—	11,700,000
Increase in loan receivable due to damages related to the Volga Neft rescission (note 6)	1,200,000	—	1,200,000
Discount on proceeds from collection of loan receivable (note 6)	(1,200,000)	—	(1,200,000)

Total non-cash investing activities	$11,700,000	$—	$—

Non-cash financing activity is as follows:
Issuance of common stock for debt issuance costs (notes 8 and 12)	$58,900	$—	$58,900

During the period, the Company had cash flows arising from interest and income taxes as follows:
Interest	$55,556	$—	$55,556

Income taxes	$600	$—	$600

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

16.	Discontinued Operations

As of October 6, 2006, the Company was considered to have re-entered the development stage as a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement described in note 1. Thus, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s results of operations, financial position and cash flows up to October 6, 2006 have been classified separately as discontinued operations for all periods presented. For the six months ended June 30, 2007, the Company had loss in the amount of $0 (six months ended June 30, 2006 - $52,977), net of tax, from discontinued operations.

Results of the discontinued operations are summarized below:

	Restated (Note 17) Six Months Ended June 30, 2007	Restated (Note 17) Six Months Ended June 30, 2006	Restated (Note 17) (Note 1) Period from Re-entering the Development Stage through June 30, 2007

Net sales	$—	$25,021	$—

Expenses from discontinued operations:
Office and general	—	64,807	—
Production costs	—	11,362	—
Depreciation	—	1,829	—

Total expenses from discontinued operations	—	77,998	—

Loss from discontinued operations	—	(52,977)	—
Income tax	—	—	—

Loss from discontinued operations, net of tax	$—	$(52,977)	$—

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

17.	Restatement of Previously Issued Financial Statements

The statements of operations and comprehensive loss for the three and six months ended June 30, 2006, and the statements of cash flows for the six months ended June 30, 2006 and the period from re-entering the development stage (October 6, 2006) through June 30, 2007 have been corrected to segregate discontinued operations from continuing operations, which is required by U.S. generally accepted accounting principles. The changes have not been set forth in this note as the restatement only reclassified certain non material operating income and expenses and other expenses between continuing operations and discontinued operations, which is readily determinable from the financial statements (note 16).

The statements of operations and comprehensive loss for the three and six months ended June 30, 2007 and the period from re-entering the development stage (October 6, 2006) through June 30, 2007 have been corrected to segregate debenture interest from bank charges, which is required by U.S. generally accepted accounting principles.

The balance sheet as of December 31, 2006, and the statements of stockholders’ (deficit) equity for the six months ended June 30, 2007 and the period from re-entering the development stage (October 6, 2006) through June 30, 2007 have been corrected to record the acquisition and cancellation of the shares of Volga Neft using the cost method (note 6). The specific changes are to reflect the investment in Volga Neft of $11,700,000 in the balance sheet as of December 31, 2006, and the related issuance and cancellation of 10,000,000 shares of the Company’s common stock valued at $11,700,000 in the balance sheets as of June 30, 2007 and December 31, 2006, and statement of stockholders’ (deficit) equity for the six months ended June 30, 2007 and the period from re-entering the development stage (October 6, 2006) through June 30, 2007.

The statements of cash flows for the six months ended June 30, 2007 and the period from re-entering the development stage (October 6, 2006) through June 30, 2007 have been corrected to include the actual non cash stock based compensation expense which was previously incorrectly reported in the issuance of common stock for services and prepaid expenses. The advances of loan receivable, proceeds from collection of loan receivable, proceeds from loan payable and repayment of loan payable have been corrected to disclose them on a gross basis which was previously incorrectly reported on a net basis.

The notes to the financial statements have been corrected to include the disclosure of stock warrants, which is required by U.S. generally accepted accounting principles and was not previously reported.

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Six Months Ended June 30, 2007 and 2006

Unaudited

18.	Subsequent Events

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

Capital Stock

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

On April 13, 2007, we were advised by RSM Top-Audit that the financial statements of Volga-Neft, purportedly audited by RSM Top-Audit for periods prior to our acquisition of Volga-Neft, were not audited by that firm.

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

Results of Operations

We had no operations during the first six months of 2007 as a result of our disposition of the Galvan Ranch Wells in October 2006 and the rescission of our acquisition of Volga-Neft.

As a result of the disposition and rescission, we had no sales.

Our principal operating expenses for the six and three month periods ended June 30, 2007 consisted of:

Professional fees for the six and three month periods ended June 30, 2007 were $1,068,388 and $932,781, respectively. Nearly half of the amount spent during the three months ended June 30, 2007 was used to pay for due diligence expenses incurred for the collection of extensive seismic, legal and financial data on potential acquisition targets in Ukraine. The remaining funds were spent primarily on legal an auditing services.

Salary and benefits costs were $738,929 and $369,212 for the six and three month periods ended June 30, 2007, respectively. Of these amounts, $589,280 in the six month period and $297,468 in the second quarter represent the amortized portion of compensation expense related to the issuance of shares to certain officers and directors. The balance of $149,649 in the six month period and $71,744 during the second quarter was cash compensation and benefits for officers and other employees.

Consulting fees for the six and three month periods ended June 30, 2007 were $1,031,016 and $126,016, respectively. For the six month period, these expenses reflect fees of $870,000, paid through the issuance of 250,000 shares of our common stock, related to Volga-Neft. The remaining costs were largely incurred for general consulting services in both periods.

Advertising and promotion expenses were $291,605 and $109,635 for the six and three month periods ended June 30, 2007, respectively. Of these amounts, $223,500 in the six month period and $73,682 in the second quarter represent costs related to promotional activities subsequent to the acquisition of Volga-Neft. The balance of $68,105 for the six month period and $35,953 during the second quarter related to investor and public relations costs.

Office and general expenses were $50,042 for the six month period and $27,782 for the second quarter. These costs were primarily incurred for Board of Directors fees of $30,000 and $15,000, as well as office and computer supplies of $8,054 and $7,608 during the respective periods. The year-to-date expenses include a $5,000 fee paid in conjunction with an application to be listed on the American Stock Exchange, which was filed in the first quarter and subsequently abandoned.

Rent expenses of $23,548 and $18,848 for the six and three month periods ended June 30, 2007, respectively, were incurred for the office premises in New York City.

Travel costs of $43,945 for the six month period and $17,341 for the second quarter stemmed primarily from trips to the Russian Federation in connection with our investment in Volga-Neft and visits to Ukraine for due diligence gathering.

Insurance expenses of $15,108 and $8,910 for the six and three month periods ended June 30, 2007, respectively, related to director and officer insurance.

Telephone expenses were $6,591 for the six month period and $5,339 for the second quarter. These costs were primarily incurred in conjunction with Volga-Neft and our search for new properties in Ukraine.

Other income of $12,806 and $8,630 for the six and three month periods ended June 30, 2007, respectively, was primarily interest income from the investment of the proceeds of our private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures.

The Debenture interest expense of $348,211 for the six month period and $202,378 for the second quarter consisted of accrued interest of $250,000 and $150,000, respectively, on our $7,500,000 of 8% Secured Convertible Debentures issued on February 9, 2007, and amortization of deferred debt issuance costs, related to the issuance of the Debentures, of $98,211 and $52,378 during the corresponding periods.

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

During the six months ended June 30, 2007, we used $2,389,460 for operating activities primarily to fund our net loss of $2,032,605 on a cash basis (net loss for financial reporting purposes of $3,607,196 less the following non-cash expenses: $887,100 for the issuance of shares of our common stock for services; $589,280 for stock-based compensation; and $98,211 of amortized deferred debt issuance costs).

Investing activities during the six months ended June 30, 2007 provided net cash of $798,901 principally from $3,000,000 collected from the sale of the note we received from Volga-Neft as discussed above, partially offset by advances made to Volga-Neft of $2,000,000 prior to the rescission (which were repaid to us from the proceeds of the $4,200,000 note we received and sold in June 2007) and a $201,099 investment in commercial paper.

Financing activities provided net cash of $5,950,000 during the six months ended June 30, 2007, resulting from the Debenture Financing discussed above. We used $550,000 of the proceeds of this financing for debt issuance costs to the placement agent and $1,000,000 to repay the loan we incurred in 2006 to fund liabilities of Volga-Neft and which was repaid to us in June 2007 as part of the sale of the note we received from the stockholders of Volga-Neft and sold as discussed in “Investing Activities” above.

We intend to use the $4,361,144 balance of our cash at June 30, 2007 to fund strategic initiatives and to repay certain liabilities. We expect such funds to be sufficient to sustain our operations in 2007.

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

Changes in Internal Control over Financial Reporting

Except as described above, our management has not identified any change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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