Form 10QSB/A
period 2007-09-30
STAR ENERGY CORP
filed 2008-10-16
CIK 1104671

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

EXPLANATORY NOTE

Star Energy Corporation (referred to as “us,” “we,” the “Company,” “Star” or “Star Energy”) is filing this Amendment No. 1 (this “Amendment”) to amend certain items contained in our Quarterly Report on Form 10-QSB for our quarter ended September 30, 2007, which was originally filed with the Securities Exchange Committee (the “SEC”) on November 14, 2007 (the “Original Report”).

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

The purpose of this Amendment is to amend and restate the following Items:

•	Part I, Item 1, “Consolidated Financial Statements,” to, among other things:

¡

Restate our consolidated balance sheet as of December 31, 2006 and consolidated statements of stockholders’ (deficit) equity to record the acquisition of the capital stock of Volga-Neft using the cost method of accounting therefor under paragraph 6a of Accounting Principles Board Opinion No.18 as opposed to a retroactively rescinded transaction, and, in the consolidated statements of stockholders’ equity for the nine months September 30, 2007, to account for the disposition of our investment in Volga-Neft using the guidance of paragraph 23 of APB 29, “Accounting for Nonmonetary Transactions.”

¡

Restate our consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2006, as well as our consolidated statements of cash flows for the nine months ended September 30, 2006, and the period from re-entering the development stage (October 6, 2006) through September 30, 2007 to reflect our prior activities with respect to the Galvan Ranch Gas Wells as discontinued operations (see Note 1, “Description of Business,” and Note 17, “Discontinued Operations,” of the Notes to Consolidated Financial Statements included in Item 1of Part I of this Report).

¡

Restate our consolidated statements of cash flows for the nine months ended September 30, 2007 and the period from re-entering the development stage (October 6, 2006) through September 30, 2007 to reflect the advances of loan receivable, proceeds from collection of loan receivable, proceeds from loan payable and repayment of loan payable on a gross basis, which were previously reported on a net basis.

¡	Reclassify certain items contained in our consolidated statements of operations and comprehensive loss, as well as our consolidated statements of cash flows from the Original Report.

¡

Amend Note 1, “Description of Business,” of the Notes to Consolidated Financial Statements, to describe our interest in and explain the reasons why we sold the Galvan Ranch Gas Wells, and provide information concerning our acquisition of the capital stock of Volga-Neft and explain the reasons why we rescinded that acquisition, with cross references to additional information contained elsewhere in this Amendment concerning the sale of the Galvan Ranch Gas Wells and our acquisition and rescission of the above acquisition of the capital stock of Volga-Neft.

¡

Add, in Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, a description of our accounting policies regarding “Investments” (paragraph 3 (d)), “Oil and Gas Producing Activities” (paragraph 3 (f)), “Asset Retirement Obligations” (paragraph 3 (k)) and “Convertible Debenture with Stock Purchase Warrants” (paragraph 3 (r)), and revise the discussion of certain other accounting policies.

¡	Move the note concerning “Financial Instruments” from Note 3, “Summary of Significant Accounting Policies,” to a new Note 4, “Financial Instruments,” of the Notes to Consolidated Financial Statements.

¡

Amend Note 5 (formerly Note 11), “Investment in Volga-Neft and Rescission of Stock Purchase Agreement,” of the Notes to Consolidated Financial Statements to expand our disclosure regarding the reasons we rescinded of our acquisition of Volga-Neft.

¡	Add Note 6, “Loan Receivable from Volga-Neft,” of the Notes to Consolidated Financial Statements to provide information concerning the incurrence and repayment of the loans.

¡

Amend Note 7 (formerly Note 4), “Option to Acquire Oil and Gas Properties,” of the Notes to Consolidated Financial Statements to provide additional information regarding our acquisition of rights and interests to certain projects in Ukraine.

¡	Add Note 11, “Loan Payable,” of the Notes to Consolidated Financial Statements to provide information concerning a $1,000,000 loan made to us by Bluewater Partners in 2006 and repaid in February 2007.

¡

Amend Note 12 (formerly Note 8), “Convertible Debentures,” of the Notes to Consolidated Financial Statements concerning potential defaults thereof as a result of our rescission of our Volga-Neft acquisition and to a) reflect that, prior to the rescission of our acquisition of Volga-Neft, we, through our Chief Executive Officer, obtained the oral approval of the rescission from the debenture holders; and b) move the entire disclosure regarding our Debenture Waiver and Consent Agreements dated October 11, 2007 to Note 19 (formerly Note 12), “Subsequent Events,” of the Notes to Financial Statements.

¡

Amend Note 13 (formerly Note 9), “Capital Stock,” of the Notes to Consolidated Financial Statements to (a) include additional information concerning our re-acquisition of 3,250,000 shares of our common stock from Ruairidh Campbell and transfer of our interest in the Galvan Ranch Gas Wells to Mr. Campbell, including our accounting therefor, (b) provide information concerning the issuance of shares of our common stock to acquire Volga-Neft and their subsequent cancellation due to the rescission of that acquisition in June 2007, (c) add information concerning warrants issued by us in February 2007 in conjunction with our $7,500,000 principal amount of 8% Secured Convertible Debentures, and (d) provide additional information regarding our stock options granted, pursuant to our 2007 Stock Option Plan.

¡	Amend Note 14 (formerly Note 10), “Income Taxes,” of the Notes to Consolidated Financial Statements to revise information concerning our available Federal and state net operating loss carry forwards.

¡

Amend Note 15, “Classification,” (formerly Note 13, “Comparative Figures,”) of the Notes to Consolidated Financial Statements to indicate that certain figures for the nine months ended September 30, 2007 have also been reclassified.

¡

Amend Note 16 (formerly Note 14), “Supplemental Disclosure of Cash Flow Information,” of the Notes to Consolidated Financial Statements to (a) provide information with respect to our non-cash investing activities in connection with our acquisition and subsequent rescission of our acquisition of the capital stock of Volga-Neft, and (b) reflect our issuance of shares of our common stock for debt issuance costs as non-cash financing activity.

¡	Add Note 17, “Discontinued Operations,” of the Notes to Consolidated Financial Statements regarding our sale of the Galvan Ranch Gas Wells.

¡	Add Note 18, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements.

¡

Amend Note 19 (formerly Note 12), “Subsequent Events,” of the Notes to Consolidated Financial Statements to (a) provide information regarding our issuance of shares of our common stock in conjunction with our Waiver and Consent Agreements dated October 11, 2007 and (b) include the discussion of the Waiver and Consent Agreements formerly contained in Note 8, “Convertible Debentures,” of the Notes to Consolidated Financial Statements.

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

This Amendment speaks only as of November 14, 2007, the date of filing of the Original Report, and does not reflect events that occurred subsequent to the filing of the Original Report nor does this Amendment update, modify or supersede disclosures that may have been affected by events that occurred subsequent to November 14, 2007. Therefore, you should read this Amendment together with our reports that cover periods after September 30, 2007, including amendments thereto, and that update, modify or supersede the information contained in the Original Report, as amended by this Amendment.

		Page
	PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	7

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through September 30, 2007	8-9

	Unaudited Consolidated Statements of Stockholders’ Deficit for the nine months ended September 30, 2007 and the period from re-entering the Development Stage (October 6, 2006) through September 30, 2007	10

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and the period from re-entering the Development Stage (October 6, 2006) through September 30, 2007	11

	Notes to the Unaudited Consolidated Financial Statements	12-36

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	37-44

ITEM 3.	CONTROLS AND PROCEDURES	44-45

	PART II

ITEM 6.	EXHIBITS	46

SIGNATURES		47

INDEX TO EXHIBITS		48

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

Unaudited

	September 30, 2007	Restated (Note 18) December 31, 2006

ASSETS
Current
Cash	$3,239,526	$1,703
Investment in Volga-Neft (note 5)	—	11,700,000
Loan receivable from Volga-Neft (note 6)	—	1,000,000
Prepaid expenses and other current assets	268,193	1,080,890

Total Current Assets	3,507,719	13,782,593

Option to Acquire Oil and Gas Properties (note 7)	1,392,500	—

Equipment (note 8)	17,811	—

Debt Issuance Costs (note 9)	478,099	—

Total Assets	$5,396,129	$13,782,593

LIABILITIES
Current
Accounts payable	$231,817	$375,327
Accrued liabilities	2,078,229	665,000
Advance from related party (note 10)	2,785	2,785
Loan payable (note 11)	—	1,000,000

Total Current Liabilities	2,312,831	2,043,112

Convertible Debentures (note 12)	7,500,000	—

Total Liabilities	9,812,831	2,043,112

STOCKHOLDERS’ (DEFICIT) EQUITY
Capital Stock (note 13)
Authorized:
5,000,000 preferred stock, par value $0.001 per share
225,000,000 common stock, par value $0.001 per share
Issued:
29,015,500 common stock (2006 - 38,737,500)	29,016	38,738

Additional Paid-in Capital	2,192,353	12,910,065

Accumulated Deficit and Deficit Accumulated During the Development Stage	(6,638,071)	(1,209,322)

Total Stockholders’ (Deficit) Equity	(4,416,702)	11,739,481

Total Liabilities and Stockholders’ (Deficit) Equity	$5,396,129	$13,782,593

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended September 30, 2007 and 2006

Unaudited

	Three Months Ended September 30, 2007	Restated (Note 18) Three Months Ended September 30, 2006

Oil and Gas Revenues	$—	$—

Operating Expenses
Due diligence	619,153	—
Salary and benefits	446,466	—
Professional fees	90,378	—
Travel	65,054	—
Office and general	50,444	—
Advertising and promotion	39,072	—
Consulting	21,860	—
Depreciation - Equipment	660	—

Total Operating Expenses	1,333,087	—

Loss from Operations	(1,333,087)	—

Other Income (Expense)
Interest income	1,496	—
Gain on sale of marketable securities	1,697	—
Debenture interest	(491,658)	—

Total Other Income (Expense)	(488,465)	—

Loss from Continuing Operations Before Income Taxes	(1,821,552)	—

Provision for income taxes	—	—

Net Loss from Continuing Operations	(1,821,552)	—

Loss from Discontinued Operations, Net of Tax	—	(3,161)

Net Loss and Comprehensive Loss	$(1,821,552)	$(3,161)

Net Loss per Common Share from Continuing Operations - Basic and Diluted	$(0.06)	$0.00

Net Loss per Common Share from Discontinued Operations - Basic and Diluted	0.00	(0.00)

Net Loss per Common Share - Basic and Diluted	$(0.06)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	29,012,833	31,562,500

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations and Comprehensive Loss

Nine Months Ended September 30, 2007 and 2006, and the Period from Re-entering the

Development Stage (October 6, 2006) through September 30, 2007

Unaudited

	Nine Months Ended September 30, 2007	Restated (Note 18) Nine Months Ended September 30, 2006	(Note 1) Period from Re-entering the Development Stage through September 30, 2007

Oil and Gas Revenues	$—	$—	$—

Operating Expenses
Due diligence	1,086,484	—	1,086,484
Salary and benefits	1,185,395	—	1,185,395
Professional fees	691,436	—	691,436
Travel	108,999	—	108,999
Office and general	147,752	—	641,626
Advertising and promotion	330,677	—	330,677
Consulting	1,052,876	—	1,052,876
Depreciation - Equipment	660	—	660

Total Operating Expenses	4,604,279	—	5,098,153

Loss from Operations	(4,604,279)	—	(5,098,153)

Other Income (Expense)
Debt forgiven	—	—	30,000
Costs associated with the rescission of the stock purchase agreement	—	—	(650,000)
Interest income	6,982	—	6,982
Gain on sale of marketable securities	9,017	—	9,017
Debenture interest	(839,869)	—	(839,869)

Total Other Income (Expense)	(823,870)	—	(1,443,870)

Loss from Continuing Operations Before Income Taxes	(5,428,149)	—	(6,542,023)

Provision for income taxes (note 14)	600	—	600

Net Loss from Continuing Operations	(5,428,749)	—	(6,542,623)

Loss from Discontinued Operations, Net of Tax (note 17)	—	(56,138)	—

Net Loss and Comprehensive Loss	$(5,428,749)	$(56,138)	$(6,542,623)

Net Loss per Common Share from Continuing Operations - Basic and Diluted	$(0.15)	0.00

Net Earnings per Common Share from Discontinued Operations - Basic and Diluted	0.00	$(0.00)

Net Loss per Common Share - Basic and Diluted	$(0.15)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	35,057,056	31,562,500

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Stockholders’ (Deficit) Equity

Nine Months Ended September 30, 2007, and the Period from Re-entering the

Development Stage (October 6, 2006) through September 30, 2007

Unaudited

	Deficit (Note 18) Number of Common Shares	Restated (Note 18) Capital Stock	Restated (Note 18) Additional Paid-in Capital	Accumulated Deficit and Deficit Accumulated During the Development Stage	Restated (Note 18) Stockholders’ (Deficit) Equity

Balance, October 6, 2006, date of re-entering the development stage	31,562,500	$31,563	$77,363	$(96,465)	$12,461

Common shares cancelled (note 13)	(3,250,000)	(3,250)	(41,123)	—	(44,373)

Common shares issued to purchase Volga-Neft (notes 5 and 13)	10,000,000	10,000	11,690,000	—	11,700,000

Common shares issued for services (note 13)	425,000	425	1,183,825	—	1,184,250

Net loss for the period	—	—	—	(1,112,857)	(1,112,857)

Balance, December 31, 2006	38,737,500	38,738	12,910,065	(1,209,322)	11,739,481

Common shares issued for services (note 13)	250,000	250	869,750	—	870,000

Common shares issued for services (note 13)	20,000	20	75,980	—	76,000

Common shares cancelled (notes 5 and 13)	(10,000,000)	(10,000)	(11,690,000)	—	(11,700,000)

Common shares issued for services (note 13)	8,000	8	2,552	—	2,560

Options vested for employee services (note 13)	—	—	24,006	—	24,006

Net loss for the period	—	—	—	(5,428,749)	(5,428,749)

Balance, September 30, 2007	29,015,500	$29,016	$2,192,353	$(6,638,071)	$(4,416,702)

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006, and the Period from Re-entering the

Development Stage through September 30, 2007

Unaudited

	Restated (Note 18) Nine Months Ended September 30, 2007	Restated (Note 18) Nine Months Ended September 30, 2006	Restated (Note 18) (Note 1) Period from Re-entering the Development Stage through September 30, 2007

Cash Flows from Operating Activities
Net loss	$(5,428,749)	$(56,138)	$(6,542,623)
Net loss from discontinued operations	—	56,138	—
Adjustments to reconcile non-cash items:
Depreciation - equipment	660	—	630
Amortization - debt issuance costs	130,801	—	130,801
Stock-based compensation expense	911,782	—	1,015,138
Issuance of common stock for services	889,660	—	889,660
Changes in non-cash working capital:
Prepaid expenses and other current assets	(75,079)	—	(75,075)
Accounts payable	(143,510)	—	225,471
Accrued liabilities	130,729	—	795,729

Net Cash Used in Operating Activities	(3,583,706)	—	(3,560,269)

Cash Flows from Investing Activities
Additions to equipment	(18,471)	—	(18,471)
Advances of loan receivable	(2,000,000)	—	(3,000,000)
Proceeds from collection of loan receivable	3,000,000	—	3,000,000
Purchase of option to acquire oil and gas properties	(110,000)	—	(110,000)

Net Cash Provided by (Used in) Investing Activities	871,529	—	(128,471)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	—	30,000	(30,000)
Proceeds from issuance of convertible debentures	7,500,000	—	7,500,000
Proceeds from loan payable	—	—	1,000,000
Repayment of loan payable	(1,000,000)	—	(1,000,000)
Debt issuance costs	(550,000)	—	(550,000)
Advances from related party	—	2,785	—

Net Cash Provided by Financing Activities	5,950,000	32,785	6,920,000

Cash Flows from Discontinued Operations
Operating cash flows	—	(46,492)	7,968
Investing cash flows	—	—	44,403
Financing cash flows	—	—	(44,373)

Net Cash (Used in) Provided by Discontinued Operations	—	(46,492)	7,998

Net Increase (Decrease) in Cash	3,237,823	(13,707)	3,239,258
Cash - Beginning of Period	1,703	13,975	268

Cash - End of Period	$3,239,526	$268	$3,239,526

Supplemental Disclosure of Cash Flow Information (note 16)

(The accompanying notes are an integral part of these consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

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

On April 13, 2007, the Company was advised by the audit firm that purportedly audited the financial statements of Volga-Neft covering certain periods prior to the Company’s acquisition of Volga-Neft that such financial statements were not audited by that firm. The Company therefore concluded that those financial statements could not be relied upon, determined that certain representations, warranties and covenants made by the stockholders of Volga-Neft were untrue, and determined that other information provided to the Company with respect to the business, financial condition, operations and prospects of Volga-Neft was not reliable. Accordingly, the Company decided to seek, and obtained, rescission of the transaction through a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft. See notes 5, 6, 13, 16 and 18.

As a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement, as of October 6, 2006, the Company was considered to have re-entered the development stage.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

2.	Going Concern

The accompanying consolidated consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company is in the development stage and has realized minimal revenues from its planned operations. The Company has sustained losses of $5,428,749 and $56,138 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company had working capital of $1,194,888 (December 31, 2006 - $11,739,481) and an accumulated deficit of $6,638,071 (December 31, 2006 - $1,209,322). The Company has funded operations by raising $7,500,000 through debt financing (see note 12). Management’s plan is to seek additional funds through future equity and/or debt financing until it achieves profitable operations from its oil and gas drilling activities. Although the Company plans to seek additional financing, there can be no assurance that the Company will be able to secure financing or obtain such on satisfactory terms, if at all. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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

Nine Months Ended September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

b)	Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Anglo-Ukr-Energy LLC (“AUE”) and Cosmonite Limited. All significant inter-company balances and transactions have been eliminated on consolidation.

c)	Reporting Currency

The U.S. Dollar has been used as the unit of measurement in these unaudited interim consolidated financial statements.

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

e)	Debt Issuance Costs

Debt issuance costs are stated at cost and are being amortized on a straight line basis over three years.

f)	Oil and Gas Producing Activities

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

f)	Oil and Gas Producing Activities (cont’d)

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

g)	Equipment

Equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the following annual rates and methods:

Computer hardware	3 years	Straight line
Office equipment	5 years	Straight line
Furniture and fixtures	7 years	Straight line

h)	Revenue Recognition

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

i)	Comprehensive Income (Loss)

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

k)	Asset Retirement Obligations

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

k)	Asset Retirement Obligations (cont’d)

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

l)	Impairment of Long-lived Assets

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

m)	Earnings (Loss) per Share

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

n)	Pension and Post-employment Benefits

The Company’s mandatory contributions to the governmental pension plan are expensed when incurred. Discretionary pensions and other post-employment benefits are not material.

o)	Concentration of Credit Risk

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

p)	Use of Estimates

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

q)	Share-Based Payment

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

r)	Convertible Debenture with Stock Purchase Warrants

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

s)	Recent Accounting Pronouncements

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont’d)

s)	Recent Accounting Pronouncements (cont’d)

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

Nine Months Ended September 30, 2007 and 2006

Unaudited

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

Nine Months Ended September 30, 2007 and 2006

Unaudited

5.	Investment in Volga-Neft and Rescission of Stock Purchase Agreement (cont’d)

In lieu of retaining Volga-Neft and spending the time, effort and cost of trying to establish the degree to which breaches existed and the level of damages sustained, and then seek indemnification against the Volga-Neft shareholders in Russia, the Company determined that it was in its best interests to seek rescission of the Stock Purchase Agreement. Consequently, the Company obtained rescission of the transaction. By a Rescission Agreement dated June 14, 2007 among the Company, Volga-Neft and the former shareholders of Volga-Neft, the Stock Purchase Agreement under which the Company acquired all of the outstanding shares of capital stock of Volga-Neft was rescinded; the Company returned the shares of Volga-Neft it received to the former stockholders of Volga-Neft who, in turn, returned to the Company the 10,000,000 shares of the Company’s common stock that had been previously issued to them, and the Company cancelled those shares. The cancellation of the shares was accounted for at its recorded amount of $11,700,000 using the guidance of paragraph 23 of APB 29, “Accounting for Nonmonetary Transactions”. In addition, Volga-Neft issued a $4,200,000 promissory note in the Company’s favor to repay $3,000,000 of loans made to Volga-Neft since the acquisition and to reimburse the Company for costs and damages incurred by the Company. The Company, in turn, sold the promissory note to a non-related third party on a non-recourse basis for $3,000,000. See notes 6, 13, 16 and 18.

6.	Loan Receivable from Volga-Neft

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

Nine Months Ended September 30, 2007 and 2006

Unaudited

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

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

8.	Equipment

Equipment is comprised of the following:

	Cost	2007 Accumulated Depreciation	Cost	2006 Accumulated Depreciation

Computer hardware	$13,326	$585	$—	$—
Office equipment	2,930	49	—	—
Furniture and fixtures	2,215	26	—	—

	$18,471	$660	$—	$—

Net carrying amount		$17,811		$—

9.	Debt Issuance Costs

	Cost	2007 Accumulated Amortization	Cost	2006 Accumulated Amortization

Debt issuance costs	$608,900	$130,801	$—	$—

Net carrying amount		$478,099		$—

The debt issuance costs were incurred to obtain the convertible debentures as described in note 12.

10.	Advance from Related Party

The advance is from a director, is non-interest bearing, unsecured and has no specified terms of repayment.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

11.	Loan Payable

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

Nine Months Ended September 30, 2007 and 2006

Unaudited

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

Nine Months Ended September 30, 2007 and 2006

Unaudited

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

As of September 30, 2007, warrants to purchase 2,700,000 shares were outstanding, having an exercise price of $3.81 per share with a weighted average exercise price of $3.81 per share and an average remaining contractual life of 4.38 years.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, January 1, 2006	—	$—

Issued during the year	—	—
Exercised during the year	—	—
Forfeitures during the year	—	—
Expired during the year	—	—

Balance, December 31, 2006	—	$—

Issued during the period	2,700,000	3.81
Exercised during the period	—	—
Forfeitures during the period	—	—
Expired during the period	—	—

Balance, September 30, 2007	2,700,000	$3.81	4.38 years

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 0%, a risk-free interest rate of 4.82%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company at zero percent.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

13.	Capital Stock (cont’d)

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

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest rate	4.2%	—	4.2%	—
Expected volatility	221%	—	221%	—
Expected life in years	10	—	10	—
Expected dividend yield	—	—	—	—

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

13.   Capital Stock (cont’d)

Stock Options (cont’d)

The following table sets forth certain information concerning the Company’s stock options granted, forfeited or expired, and exercised during the periods ended September 30, 2007 and December 31, 2006:

		Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, January 1, 2006		—	$—

Granted		—	—
Exercised		—	—
Forfeited		—	—
Expired		—	—

Balance, December 31, 2006		—	—

Granted		2,000,000	0.45
Exercised		—	—
Forfeited		—	—
Expired		—	—

Balance, September 30, 2007		2,000,000	$0.45	9.92 years

Exercisable, end of period		—	$—

Weighted average fair value of options granted during the period		$24,006	$—

	Range of exercise prices	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

	$0.44 - $0.58	2,000,000	$0.45	9.92 years

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

13.   Capital Stock (cont’d)

Stock Options (cont’d)

The compensation cost recognized in income for stock-based compensation was $24,006 for both the three and nine month periods ended September 30, 2007, and was $nil for both the three and nine month periods ended September 30, 2006.

As of September 30, 2007, there was $869,658 of the total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.92 years.

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

The current provision for income taxes have been computed as follows:

	2007	2006

Expected income tax recovery at the statutory rate - 31% (2006 - 31%)	$1,704,628	$17,403

Valuation allowance	(1,704,028)	(17,403)

Current provision for income taxes	$600	$—

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

Nine Months Ended September 30, 2007 and 2006

Unaudited

14.   Income Taxes (cont’d)

The Company has deferred income tax assets as follows:

Net operating loss carryforward	$2,018,100
Valuation allowance for deferred income tax assets	(2,018,100)

$—

As of September 30, 2007 and December 31, 2006, the Company had approximately $6,612,000 and $1,212,000, respectively, of Federal and state net operating loss carryforwards available to offset future taxable income, which expire in 20 years from the date the loss was incurred as follows:

2025	$42,000
2026	1,170,000
2027	5,400,000

$6,612,000

15.	Classification

Certain figures for the nine months ended September 30, 2007 and for the period from re-entering the development stage (October 6, 2006) through September 30, 2007 have been reclassified to conform with the current period’s consolidated financial statement presentation.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

16.	Supplemental Disclosure of Cash Flow Information:

	Restated (Note 18) Nine Months Ended September 30, 2007	Restated (Note 18) Nine Months Ended September 30, 2006	Restated (Note 18) (Note 1) Period from Re-entering the Development Stage through September 30, 2007

Non-cash investing activities are as follows:
Acquisition of Volga-Neft (note 5)	$—	$—	$(11,700,000)
Rescission of the Volga-Neft acquisition (note 5)	11,700,000	—	11,700,000
Increase in loan receivable due to damages related to the Volga Neft rescission (note 5)	1,200,000	—	1,200,000
Discount on proceeds from collection of loan receivable (note 5)	(1,200,000)	—	(1,200,000)
Issuance of common stock for the purchase of the option to acquire oil and gas properties (note 7)	1,282,500	$—	1,282,500

Total non-cash investing activities	$12,982,500	$—	$1,282,500

Non-cash financing activity is as follows:
Issuance of common stock for debt issuance costs (notes 9 and 13)	$58,900	$—	$58,900

Interest	$156,667	$—	$156,667

Income taxes	$600	$—	$600

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

17.	Discontinued Operations

As of October 6, 2006, the Company was considered to have re-entered the development stage as a result of the disposition of the Galvan Ranch Gas Wells and rescission of the Volga-Neft agreement described in note 1. Thus, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s results of operations, financial position and cash flows up to October 6, 2006 have been classified separately as discontinued operations for all periods presented. For the nine months ended September 30, 2007, the Company had a loss in the amount of $0 (nine months ended September 30, 2006 - $56,138), net of tax, from discontinued operations.

Results of the discontinued operations are summarized below:

	Restated (Note 18) Nine Months Ended September 30, 2007	Restated (Note 18) Nine Months Ended September 30, 2006	Restated (Note 18) (Note 1) Period from Re-entering the Development Stage through September 30, 2007

Net sales	$—	$33,431	$—

Expenses from discontinued operations:
Office and general	—	73,109	—
Production costs	—	13,849	—
Depreciation	—	2,611	—

Total expenses from discontinued operations	—	89,569	—

Loss from discontinued operations	—	(56,138)	—
Income tax	—	—	—

Loss from discontinued operations, net of tax	$—	$(56,138)	$—

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

18.	Restatement of Previously Issued Financial Statements

The consolidated statements of cash flows for the nine months ended September 30, 2007, and the period from re-entering the development stage (October 6, 2006) through September 30, 2007 have been corrected to include the gross amount of proceeds from loan receivable, advances on loan receivable, proceeds from loan payable, and repayment of loan payable, which is required by U.S. generally accepted accounting principles and was not previously reported.

The consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and the period from re-entering the development stage (October 6, 2006) through September 30, 2007 have been corrected to segregate discontinued operations from continuing operations, which is required by U.S. generally accepted accounting principles. The changes have not been set forth in this note as the restatement only reclassified certain non material operating income and expenses and other expenses between continuing operations and discontinued operations, which is readily determinable from the financial statements (note 17).

The consolidated balance sheet as of December 31, 2006, and the consolidated statements of stockholders’ (deficit) equity for the nine months ended September 30, 2007 and the period from re-entering the development stage (October 6, 2006) through September 30, 2007 have been corrected to record the acquisition and cancellation of the shares of Volga Neft using the cost method (note 5). The specific changes are to reflect the investment in Volga Neft of $11,700,000 in the balance sheet as of December 31, 2006, and the related issuance and cancellation of 10,000,000 shares of the Company’s common stock valued at $11,700,000 in the consolidated balance sheets as of September 30, 2007 and December 31, 2006 and the consolidated statements of stockholders’ (deficit) equity for the nine months ended September 30, 2007 and the period from re-entering the development stage (October 6, 2006) through September 30, 2007.

The notes to the consolidated financial statements have been corrected to include the disclosure of stock warrants and options, which is required by U.S. generally accepted accounting principles and was not previously reported.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

Unaudited

19.	Subsequent Events

a)	Stock Options

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

The options vest in three equal annual installments commencing one year after the date of grant, and have a term of 10 years from the date of grant.

b)	Capital Stock

On October 5, 2007, 4,750,000 shares were issued in accordance with the purchase agreements of August 1, 2007, described in note 7.

On November 1, 2007, the Company issued 100,000 common shares valued at $42,000, in accordance with the waiver and consent agreements of October 11, 2007 as described above under convertible debentures.

c)	Debenture Waiver and Consent Agreements

On October 11, 2007, the Company entered into waiver and consent agreements with the holders of the debentures, in which the debenture holders, among other things, waived all accrued liquidated damages under the registration rights agreement and agreed that future liquidated damages would not be payable if the Company files the requisite registration statement by April 11, 2008. In consideration for such agreement by the holders of debentures in the principal amount of $5,000,000, the Company paid $302,322 to such debenture holders, with the conversion price of those debentures remaining at $2.00 per share and the warrants to purchase up to 1,625,000 shares of common stock remaining at $3.81 per share, in each case subject to potential anti-dilution adjustments. In consideration for such agreement by the holders of debentures in the principal amount of $2,500,000, the Company issued 100,000 shares of common stock to such debenture holders, reduced the conversion price of the debentures from $2.00 to $.75 per share of the Company’s common stock, and lowered the exercise price of the warrant to purchase up to 812,500 shares of common stock from $3.81 to $.75 per share until October 11, 2010, which will then revert to $3.81 per share, in each case subject to potential anti-dilution adjustments. See note 12.

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

The rescission of the acquisition of Volga-Neft could have resulted in the acceleration of the maturity of some or all of our $7,500,000 principal amount of 8% Secured Convertible Debentures we issued in February 2007 and that otherwise would be due on February 9, 2010 or earlier upon acceleration, following an event of default, as defined in the Debentures. We, through our Chief Executive Officer, obtained the oral approval of the debenture holders to the rescission of the Volga-Neft transaction.

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

On October 11, 2007, we entered into waiver and consent agreements with the holders of the debentures, in which the debenture holders, among other things, waived all accrued liquidated damages under the Registration Rights Agreement and agreed that future liquidated damages would not be payable if we filed the requisite registration statement by April 11, 2008 and that liquidated damage would be capped at 10% per annum. In consideration for the agreement by holders of Debentures in the principal amount of $5,000,000, we paid $302,322 to those debenture holders, with the conversion price of those Debentures remaining at $2.00 per share and their Warrants to purchase 1,625,000 shares of common stock remaining at an exercise price of $3.81 per share, in each case subject to potential anti-dilution adjustments. In consideration for such agreement by holders of Debentures in the principal amount of $2,500,000, we issued 100,000 shares of our common stock to those debenture holders, reduced the conversion price of those Debentures from $2.00 to $.75 per share, and lowered the exercise price of their Warrants to purchase 812,500 shares of common stock from $3.81 to $.75 per share until October 11, 2010, at which time the exercise price of those Warrants will revert to $3.81 per share, in each case subject to potential anti-dilution adjustments

There can be no assurance that we will be successful in obtaining any future waivers from the holders of our Debentures or, if we are successful, of the terms of any modification of the Debentures or Registration Rights Agreement. Any default under the Debentures would allow each Debenture holder to declare the outstanding principal amount of such holder’s Debenture, plus accrued and unpaid interest, liquidated damages and other amounts owing in respect of the holder’s Debenture due and payable at its “Mandatory Default Amount” of 130% of the outstanding principal amount of the Debenture plus all accrued and unpaid interest thereon. Commencing five trading days after the occurrence of an event of default that results in the eventual acceleration of a Debenture, the Debenture is to accrue interest at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

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

Our right to proceed with respect to one of these projects expired on November 10, 2007, while the rights to the other two projects will expire on November 15, 2007 and November 26, 2007, respectively. We are seeking to renew our rights to proceed. There can be no assurance that such renewals will be obtained or, if renewed, under which terms any renewals may be granted.

Results of Operations

We had no operations during the first nine months of 2007 as a result of our disposition of the Galvan Ranch Wells in October 2006 and the rescission of our acquisition of Volga-Neft.

As a result of the disposition and rescission, we had no sales.

Our principal operating expenses for the 2007 reporting periods consisted of:

Due diligence fees for the nine and three month periods ended September 30, 2007 were $1,086,484 and $619,153, respectively. These expenses were incurred in conjunction with the collection of extensive legal, seismic and financial audit data for the potential acquisition targets in Ukraine.

Salary and benefits costs were $1,185,395 and $446,466 for the nine and three month periods ended September 30, 2007, respectively. Of these amounts, $887,776 during the nine month period and $298,496 in the third quarter represent the amortized portion of compensation expense related to the issuance of shares to certain officers and directors. In addition, the compensation cost recognized for stock-based compensation pursuant to our 2007 Stock Option Plan was $24,006 for both periods ended September 30, 2007. The balance of $273,613 during the nine month period and $123,964 in the third quarter was cash compensation and benefits for officers and other employees. Stock-based compensation is expected to increase beginning with the fourth quarter of 2007 as a result of the grant of options to purchase 2,000,000 and 550,000 shares of the Company’s common stock in late August and early October, respectively.

Professional fees for the nine and three month periods ended September 30, 2007 were $691,436 and $90,378, respectively. These expenses pertain primarily to general legal and auditing services, including the preparation of our Annual Report on Form 10-KSB for the year ended December 31, 2006 and the audit of our financial statements contained therein, as well as the Quarterly Reports on Form 10-QSB.

Travel expenses of $108,999 for the nine month period and $65,054 for the third quarter stemmed primarily from trips to the Russian Federation in connection with our investment in Volga-Neft during the first half of the year and trips to Ukraine for due diligence gathering and establishment of a physical office in Kiev, the country’s capital.

Office and general expenses were $147,752 for the nine month period and $50,444 for the third quarter. These costs were primarily incurred for Board of Directors fees of $41,000 and $11,000; insurance expenses of $27,400 and $12,292; office rent of $27,128 and $3,853; office and computer supplies of $16,835 and $8,781; and telephone expenses of $12,693 and $6,193 during the respective periods.

Advertising and promotion expenses were $330,677 and $39,072 for the nine and three month periods ended September 30, 2007, respectively. Of these amounts, investor and public relations costs were $104,411 for the nine month period and $37,462 for the third quarter. For the nine month period, advertising expenses of $223,500 represent costs related to promotional activities subsequent to the acquisition of Volga-Neft.

Consulting fees for the nine and three month periods ended September 30, 2007 were $1,052,876 and $21,860, respectively. For the nine month period, these expenses include fees of $870,000, paid through the issuance of 250,000 shares of our common stock, related to Volga-Neft. The remaining costs in both periods were largely incurred for general consulting services.

Depreciation expense was $660 for both the nine month and the three month periods. These expenses related to computer hardware, as well as office equipment, furniture and fixtures, placed in service in the third quarter.

Interest income of $6,982 and $1,496, along with a gain on sale of marketable securities of $9,017 and $1,697, for the nine and three month periods ended September 30, 2007, respectively, were derived from the investment of the proceeds of our private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures, were our only sources of income.

The Debenture interest expense of $839,869 for the nine month period and $491,658 for the third quarter consisted of accrued interest of $709,068 and $459,068, respectively, on our $7,500,000 of 8% Secured Convertible Debentures issued on February 9, 2007, and amortization of deferred debt issuance costs, related to the issuance of the Debentures, of $130,801 and $32,590 during the corresponding periods. The accrued interest amounts for both periods included a $322,402 expense incurred in connection with obtaining the waivers secured from the Debenture holders of all accrued liquidated damages under the Registration Rights Agreement, as discussed in “Overview,” above.

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

During the nine months ended September 30, 2007, we used $3,583,706 for operating activities primarily to fund our net loss of $3,495,846 on a cash basis (net loss for financial reporting purposes of $5,428,749 less the following non-cash expenses: $911,782 for stock-based compensation; $889,660 for the issuance of shares of our common stock for services; $130,801 of amortized deferred debt issuance costs; and $660 of equipment depreciation).

Investing activities during the nine months ended September 30, 2007 provided net cash of $871,529 principally from $3,000,000 collected from the sale of the note we received from Volga-Neft as discussed above, partially offset by advances made to Volga-Neft of $2,000,000 prior to the rescission (which were repaid to us from the proceeds of the $4,200,000 note we received and sold in June 2007), our investment of $110,000 related to the right to contract for the purchase of interests in the oil and gas projects in Ukraine and office equipment purchases of $18,471.

Financing activities provided net cash of $5,950,000 during the nine months ended September 30, 2007, resulting from the Debenture Financing discussed above. We used $550,000 of the proceeds of this financing for debt issuance costs to the placement agent and $1,000,000 to repay the loan we incurred in 2006 to fund liabilities of Volga-Neft and which was repaid to us in June 2007 as part of the sale of the note we received from the stockholders of Volga-Neft and sold as discussed in “Investing Activities,” above.

We intend to use the $3,239,526 balance of our cash at September 30, 2007 to fund strategic initiatives and to repay certain liabilities. We expect such funds to be sufficient to sustain our operations in 2007.

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

Changes in Internal Control over Financial Reporting

Except as described above, our management has not identified any change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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