Form 10-Q
period 2008-09-30
STAR ENERGY CORP
filed 2008-11-19
CIK 1104671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending September 30, 2008

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

At November 5, 2008, the number of shares outstanding of the issuer’s common stock was 31,640,500 shares.

		Page
	PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2008 and 2007 and the period from re-entering the Development Stage (October 6, 2006) through September 30, 2008	4-5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and the period from re-entering the Development Stage (October 6, 2006) through September 30, 2008	6

	Notes to the Unaudited Condensed Consolidated Financial Statements	7-19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26-27

	PART II

ITEM 6.	EXHIBITS	27

SIGNATURES		28

INDEX TO EXHIBITS		29

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(Unaudited)

	September 30, 2008	December 31, 2007 (Audited)

ASSETS

Current
Cash	$859	$1,048,720
Prepaid expenses and other current assets	7,425	34,556

Total Current Assets	8,284	1,083,276

Equipment, net (note 7)	23,975	31,337

Debt Issuance Costs (note 8)	275,133	427,358

Total Assets	$307,392	$1,541,971

LIABILITIES
Current
Accounts payable	$1,071,197	$60,859
Accrued liabilities	608,149	389,297
Loans payable to related party (note 9)	35,184	—

Total Current Liabilities	1,714,530	450,156

Convertible Debentures, Net of Discount (note 10)	7,408,233	7,358,179

Total Liabilities	9,122,763	7,808,335

Commitments and Contingencies (note 12)

STOCKHOLDERS’ DEFICIT

Capital Stock (note 11)

Authorized:
5,000,000 preferred stock, par value $0.001 per share 225,000,000 common stock, par value $0.001 per share Issued and outstanding: 32,765,500 common stock (2007 - 33,865,500)	32,766	33,866

Additional Paid-in Capital	3,830,317	3,794,690

Stock Subscriptions	(78,750)	—

Accumulated Deficit and Deficit Accumulated During the Development Stage	(12,604,312)	(10,094,920)

Accumulated Other Comprehensive Loss	4,608	—

Total Stockholders’ Deficit	(8,815,371)	(6,266,364)

Total Liabilities and Stockholders’ Deficit	$307,392	$1,541,971

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

STAR ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Oil and Gas Revenues	$—	$—

Operating Expenses
Professional fees	106,562	90,378
Salary and benefits	161,701	446,466
Office and general	43,864	50,444
Due diligence	4,634	619,153
Consulting	—	21,860
Travel	2,862	65,054
Advertising and promotion	—	39,072
Depreciation - equipment	2,589	660

Total Operating Expenses	322,212	1,333,087

Loss from Operations	(322,212)	(1,333,087)

Other Income (Expense)
Interest income	—	1,496
Foreign exchange loss	431	—
Gain on sale of marketable securities	—	1,697
Debenture interest	(223,427)	(491,658)

Total Other Income (Expense)	(222,996)	(488,465)

Loss Before Income Taxes	(545,208)	(1,821,552)

Provision for income taxes	—	—

Net Loss	(545,208)	(1,821,552)

Foreign currency translation adjustment	(2,263)	—

Comprehensive Loss	$(547,471)	$(1,821,552)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.06)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	33,183,978	29,012,833

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss

Nine Months Ended September 30, 2008 and 2007, and the Period from

Re-entering the Development Stage (October 6, 2006) through September 30, 2008

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	(Note 1) Period from Re-entering the Development Stage through September 30, 2008

Oil and Gas Revenues	$—	$—	$—

Operating Expenses
Professional fees	996,530	691,436	2,301,751
Salary and benefits	527,154	1,185,395	2,211,165
Office and general	199,795	147,752	942,980
Due diligence	192,419	1,086,484	1,756,553
Consulting	32,295	1,052,876	1,104,584
Travel	29,164	108,999	168,651
Advertising and promotion	21,472	330,677	406,083
(Recovery of) expiration of rights to contract to acquire oil and gas properties (notes 6 and 11)	(155,750)	—	1,236,750
Depreciation - equipment	7,497	660	9,881

Total Operating Expenses	1,850,576	4,604,279	10,138,398

Loss from Operations	(1,850,576)	(4,604,279)	(10,138,398)

Other Income (Expense)
Interest income	3,101	6,982	25,371
Costs associated with the rescission of stock purchase agreement	—	—	(650,000)
Debt forgiven	—	—	30,000
Foreign exchange loss	(585)	—	(1,954)
Gain on sale of marketable securities	—	9,017	9,678
Debenture interest	(661,280)	(839,869)	(1,782,208)

Total Other Income (Expense)	(658,764)	(823,870)	(2,369,113)

Loss Before Income Taxes	(2,509,340)	(5,428,149)	(12,507,511)
Provision for income taxes	52	600	1,352

Net Loss	(2,509,392)	(5,428,749)	(12,508,863)
Foreign currency translation adjustment	(4,608)	—	(4,608)

Comprehensive Loss	$(2,514,000)	$(5,428,749)	$(12,513,471)

Net Loss Per Common Share - Basic and Diluted	$(0.07)	$(0.15)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	33,635,830	35,057,056

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007, and the Period from Re-entering the Development Stage (October 6, 2006) through September 30, 2008

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	(Note 1) Period from Re-entering the Development Stage through September 30, 2008

Cash Flows from Operating Activities
Net loss	$(2,509,392)	$(5,428,749)	$(12,508,863)
Adjustments to reconcile non-cash items:
Depreciation - equipment	7,497	660	9,777
Amortization - debt issuance costs	152,225	130,801	333,767
Amortization - debt discount	50,055	—	108,452
Stock-based compensation expense	111,527	911,782	1,402,252
Issuance of common stock for services	—	889,660	889,660
(Recovery of) expiration of rights to contract to acquire oil and gas properties	(155,750)	—	1,236,750
Issuance of common stock for the payment of late interest on convertible debentures	—	—	42,000
Changes in non-cash working capital:
Prepaid expenses and other current assets	27,131	(75,079)	(6,407)
Accounts payable	1,014,810	(143,510)	1,066,509
Accrued liabilities	218,852	130,729	609,919

Net Cash Used in Operating Activities from Continuing Operations	(1,083,045)	(3,583,706)	(6,816,184)

Cash Flows from Investing Activities
Additions to equipment	—	(18,471)	(33,721)
Purchase of options to acquire oil and gas properties	—	(110,000)	(110,000)
Advances of loan receivable	—	(2,000,000)	(3,000,000)
Proceeds from collection of loan receivable	—	3,000,000	3,000,000

Net Cash Provided by (Used in) Investing Activities from Continuing Operations	—	871,529	(143,721)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	—	—	(30,000)
Proceeds from issuance of convertible debentures	—	7,500,000	7,500,000
Proceeds from loan payable	—	—	1,000,000
Repayment of loan payable	—	(1,000,000)	(1,000,000)
Debt issuance costs	—	(550,000)	(550,000)
Advances from related party	—	—	(2,785)
Proceeds from loans payable to related party	35,184	—	35,184

Net Cash Provided by Financing Activities from Continuing Operations	35,184	5,950,000	6,952,399

Cash Flows from Discontinued Operations
Operating cash flows	—	—	7,968
Investing cash flows	—	—	44,403
Financing cash flows	—	—	(44,373)

Net Cash Provided by Discontinued Operations	—	—	7,998

Net (Decrease) Increase in Cash	(1,047,861)	3,237,823	492
Cash - Beginning of Period	1,048,720	1,703	268

Cash - End of Period	$859	$3,239,526	$760

Supplemental Disclosure of Cash Flow Information (note 14)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

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

Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

2.	Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has no current operations, is in the development stage and has not realized revenues from its planned operations. The Company has sustained losses of $2,509,392 and $5,428,749 for the nine month periods ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had a negative working capital of $1,706,246 (compared to a positive working capital of $633,120 at December 31, 2007) and an accumulated deficit of $12,604,312 (compared to $10,094,920 at December 31, 2007). The Company has funded operations by raising $7,500,000 through debt financing on February 9, 2007 and through issuances of capital stock. Management’s plan is to seek additional funds through future equity and/or debt financing until it achieves profitable operations from oil and gas drilling activities. Although the Company plans to seek additional financing, there can be no assurance that the Company will be able to secure financing or obtain such on satisfactory terms. The Company’s continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

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

Three Months and Nine Months Ended September 30, 2008 and 2007

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

In September 2008, FASB issued FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 will have no impact on the Company’s consolidated financial statements.

In October 2008, FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

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

Cash and cash equivalents (level 1), accounts payable, accrued liabilities, and loan payable to related party (level 2) are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

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

The Company instituted an arbitration proceeding against Firecreek and Double Coin seeking a return of the consideration paid to them. On June 30, 2008, the Company entered into separate settlement agreements with each of Firecreek, which has returned, and Double Coin, which has agreed to return, 1,100,000 and 1,125,000 shares, respectively, of the Company’s common stock that were issued in connection with the acquisition of the rights held by Firecreek and Double Coin.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

7.	Equipment, net

Equipment is comprised of the following:

	Cost	September 30, 2008 Accumulated Depreciation	Cost	December 31, 2007 Accumulated Depreciation

Computer hardware	$17,105	$6,061	$17,105	$1,813
Computer software - accounting	6,416	750	6,416	107
Computer software - general	5,054	1,957	5,054	164
Office equipment	2,930	635	2,930	195
Furniture and fixtures	2,216	343	2,216	105

	$33,721	$9,746	$33,721	$2,384

Net carrying amount		$23,975		$31,337

8.	Debt Issuance Costs

	Cost	September 30, 2008 Accumulated Amortization	Cost	December 31, 2007 Accumulated Amortization

Debt issuance costs	$608,900	$333,767	$608,900	$181,542

Net carrying amount		$275,133		$427,358

The debt issuance costs were incurred in connection with the issuance of convertible debentures (see note 10).

9.	Loans Payable to Related Party

These loans, which were made to the Company’s wholly-owned subsidiary, AUE, by a director of AUE, are non-interest bearing, unsecured and due on demand (see note 15).

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

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

Three Months and Nine Months Ended September 30, 2008 and 2007

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

On April 9, 2008, the October 11, 2007 waiver and consent agreements were amended as the Company was unable to file the registration statement by April 11, 2008. The waiver and consent agreements were changed from the Company being required to make a late registration penalty payment if it could not file the requisite registration statement by April 11, 2008 to the Company using its reasonable best efforts to file the registration statement at the earliest possible date, provided that the penalty provisions are to be reinstated commencing on the first day following the determination by a court of competent jurisdiction that the Company failed to use its reasonable best efforts to file the registration statement. The penalties are to be capped at 10% of the principal amount of the debentures.

On June 30, 2008, the Company entered into waiver and consent agreements with the holders of its outstanding 8% secured convertible debentures, in which the debenture holders, among other things, deferred until July 1, 2009 interest that would otherwise be due on July 1, 2008. In consideration, the Company has agreed to pay a premium of $12,000 on July 1, 2009.

On September 30, 2008, the Company entered into waiver and consent agreements with the holders of its outstanding 8% secured convertible debentures, in which the debenture holders, among other things, deferred until October 1, 2009 interest that would otherwise be due on October 1, 2008. In consideration, the Company has agreed to pay a premium of $12,000 on October 1, 2009.

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

The debt discount is being amortized over the term of the debt. For the nine month periods ended September 30, 2008 and 2007, the amortization of debt discount was $50,055 and Nil, respectively, and is included in debenture interest in other expenses. The unamortized debt discount at September 30, 2008 was $91,766 (December 31, 2007- $141,821).

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

11.	Capital Stock

On June 30, 2008, the Company reached an agreement with Firecreek and Double Coin for the return of 1,100,000 and 1,125,000 shares, respectively, of the Company’s common stock valued at $155,750, as described in note 6.

Stock Options

The following table sets forth certain information concerning the Company’s stock options granted, exercised, forfeited and expired during the periods ended September 30, 2008 and December 31, 2007:

		Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, January 1, 2007		—	$—

Granted		2,550,000	0.44
Exercised		—	—
Forfeited		—	—
Expired		—	—

Balance, December 31, 2007		2,550,000	0.44	9.69 years

Granted		—	—
Exercised		—	—
Forfeited		(1,266,667)	0.42
Expired		—	—

Balance, September 30, 2008		1,283,333	$0.45	8.73 years

Exercisable, End of Period		399,999	$0.45

	Range of exercise prices	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

	$0.44 - $0.58	1,283,333	$0.45	8.73 years

The compensation cost recognized for stock-based compensation was $111,527 and Nil for the nine month periods ended September 30, 2008 and 2007, respectively.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

11.	Capital Stock (cont’d)

Stock Options (cont’d)

As of September 30, 2008 and 2007, there was $355,949 and $869,658, respectively, of unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options. The amount as of September 30, 2008 is expected to be recognized over a weighted average period of approximately 1.92 years.

12.	Commitments and Contingencies

Lease

The Company is committed to a lease which expires on November 30, 2008. Future minimum annual payment, inclusive of taxes, under this lease is as follows:

2008	$16,800

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

13.	Comparative Figures

Certain figures for the period ended September 30, 2007 and the period from re-entering the development stage (October 6, 2006) through September 30, 2008 have been reclassified to conform with the current period’s condensed consolidated financial statement presentation.

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

14.	Supplemental Disclosure of Cash Flow Information

	Nine months Ended September 30, 2008	Nine months Ended September 30, 2007	Period from Re-entering the Development Stage through September 30, 2008

Non-cash investing activities are as follows:
Issuance of common stock for debt issuance costs (note 8)	$—	$(58,900)	$(58,900)
Acquisition of Volga-Neft	—	—	(11,700,000)
Rescission of the Volga-Neft acquisition	—	11,700,000	11,700,000
Increase in loan receivable due to damages related to the Volga Neft rescission	—	(1,200,000)	(1,200,000)
Discount on proceeds from collection of loan receivable	—	1,200,000	1,200,000
Issuance of common stock for the purchase of the option to acquire oil and gas properties (note 6)	—	(1,282,500)	(1,282,500)

Total non-cash investing activities	$—	$10,358,600	$(1,341,400)

Non-cash financing activity is as follows:
Discount on convertible debentures (note 10)	$—	$—	$108,451

Interest and income taxes paid during the period:

Interest	$151,111	$156,667	$687,878

Income taxes	$652	$600	$752

STAR ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

15.	Subsequent Event

On October 24, 2008, the Company sold its interest in AUE for $9,900. The loans payable by AUE to a director of AUE were included in the sale (see note 9).

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

During the third quarter of 2006, we came to believe that the Galvan Ranch Gas Wells, which had generated revenues of only $55,852 in 2005 and $33,431 for the nine months ended September 30, 2006, were not meeting expectations, were without perceived growth potential and were a distraction to our ability to raise financing and grow. Mr. Ruairidh Campbell, at the time a principal shareholder and one of our officers and directors, was not interested in pursuing a strategy of focusing on areas in Russia and the former Soviet Union, rather than the United States.

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

During the third quarter of 2008, we realized that we could no longer sustain the operations of AUE and decided to sell our subsidiary as a cost-savings measure. On September 3, 2008, we entered into a Participation Interest Purchase Agreement, whereby we agreed to sell our interest in AUE for $9,900. The closing of this transaction occurred on October 24, 2008.

Plans for Future Operations

Prior to October 6, 2006, we were primarily engaged in domestic energy operations. We have shifted our focus entirely to operations situated in the Commonwealth of Independent States that are considered emerging markets and, particularly, are seeking to capitalize on opportunities available to us in Ukraine. With the disposition of the Galvan Ranch Wells and the rescission of the Volga-Neft acquisition, we are not currently engaged in an active business. In light of our prior experience and taking into consideration the risks inherent to operating in emerging markets, we have retained western legal, accounting and geological consultants. Although we are in discussions regarding potential acquisitions, we are not currently a party to any agreement to acquire properties or rights with respect to oil or gas properties or production.

Results of Operations

We had no active operations or sales during the first nine months of 2008 or 2007 as a result of our disposition of the Galvan Ranch Wells in October 2006 and the rescission of our acquisition of Volga-Neft.

We had a loss of $2,514,000 for the nine months ended September 30, 2008 and $547,471 for the three months ended September 30, 2008 versus a loss of $5,428,749 and $1,821,552 for the comparable periods in 2007.

Our principal operating expenses for the nine and three month reporting periods ended September 30, 2008 and 2007 were as follows:

Professional fees for the three months ended September 30, 2008 increased to $106,562 from $90,378 for the comparable period in 2007. The higher expenses in 2008 were primarily due to the incremental legal and accounting costs incurred in connection with the Securities and Exchange Commission related matters. Professional fees were $996,530 and $691,436 for the nine month periods ended September 30, 2008 and 2007, respectively. The increase was primarily due to legal and accounting services costs incurred in connection with Securities and Exchange Commission related matters, as well as legal expenses related to proceedings instituted by us against RSM Top-Audit arising out of our acquisition, and rescission of the acquisition, of Volga-Neft, against Firecreek and Double Coin related to expired acquisition rights in Ukraine, and against a third party financier who failed to provide the requisite financing for the Bukovyna Project.

Salary and benefits expenses for the quarter ended September 30, 2008 were $161,701 compared to $446,466 for the corresponding period in 2007. Salary and benefits for the nine month period ended September 30, 2008 decreased to $527,154 from $1,185,395 for the comparable period in 2007. These decreases were a result of a $268,564 and $800,255 reduction in the amortized portion of stock-based compensation costs for the 2008 three and nine month periods, respectively, primarily related to the issuance of shares to certain officers and directors, partially offset by higher employee salaries and benefits principally due to a higher staff level during the first six months of 2008.

Office and general expenses for the quarter ended September 30, 2008 were $43,864 compared to $50,444 for the corresponding period in 2007. The lower year-over-year expenses in this category were primarily due to a reduction in Board of Directors fees of $11,000 and insurance expenses of $12,292, and lower cost of office supplies of $7,880, partially offset by higher office rent expenses of $25,200 related to the cost of maintaining our office in Kiev, Ukraine established in September 2007. Office and general expenses for the nine months ended September 30, 2008 increased to $199,795 from $147,752 for the comparable period in 2007. This increase was principally due to higher office rent and utilities expenses of $80,951 related to the cost of maintaining our office in Kiev, Ukraine, which were partially offset by a reduction in Board of Directors fees of $13,000 coupled with lower cost of office and computer supplies of $13,256.

Due diligence expenses totaled $4,634 and $192,419 for the three and nine months ended September 30, 2008, respectively, versus $619,153 and $1,086,484 for the comparable periods in 2007. The higher expenses in 2007 reflect the accumulation and analysis of a large volume of legal, seismic and financial audit data collected in conjunction with three contemplated oil and gas projects in Ukraine.

Consulting expenses for the quarter ended September 30, 2008 were $nil compared to $21,860 for the corresponding period in 2007. Consulting expenses of $32,295 for the nine month period ended September 30, 2008 decreased from $1,052,876 in the comparable period of 2007. The 2007 expenses included $1,000,000 of consulting fees related to Volga-Neft for the nine month reporting period.

Travel expenses for the three months ended September 30, 2008 were $2,862 compared to $65,054 for the similar period in 2007. Travel expenses for the nine months ended September 30, 2008 decreased to $29,164 from $108,999 for the comparable period in 2007. These reductions were primarily due to the absence of travel costs incurred in the 2007 reporting periods stemming from trips to the Russian Federation related to our investment in Volga-Neft during the first half of the year and trips to Ukraine for due diligence gathering for potential acquisitions and the establishment of an office in Kiev, the country’s capital.

Advertising and promotion expenses for the three months ended September 30, 2008 were $nil compared to $39,072 for the corresponding period in 2007. Advertising and promotion expenses for the nine months ended September 30, 2008 decreased to $21,472 from $330,677 for the comparable period in 2007. These reductions were primarily due to the elimination of the investor relations costs, coupled with the absence of advertising expenses of $223,500 incurred in 2007 for promotional activities subsequent to the acquisition of Volga-Neft.

Depreciation expense was $2,589 and $7,497 for the three and nine month periods ended September 30, 2008, respectively, versus $660 in each of the 2007 comparable reporting periods. The increased expenses related to computer hardware and office equipment, as well as furniture and fixtures placed in service in the second half of 2007.

The recovery of costs related to the expiration of rights to contract for the purchase of oil and gas properties for the nine months ended September 30, 2008 reflects a positive adjustment of $155,750 for a partial recovery of consideration paid for the rights to three oil and gas projects in Ukraine. As these rights had expired in November 2007, the costs associated with the expired rights were written-off in 2007.

Interest income for the three and nine months ended September 30, 2008 was $nil and $3,101, respectively, versus $1,496 and $6,982, coupled with a $1,697 and $9,017 gain on the sale of marketable securities, for the comparable periods in 2007. These decreases reflects a lower average cash balance, which was highest following our private placement in February 2007 of $7,500,000 of 8% Secured Convertible Debentures.

The foreign exchange gain of $431 in the third quarter reduced the year-to-date foreign exchange loss to $585, which resulted from the conversion of U.S. dollars to the currency of Ukraine. We incurred no such gain or loss in 2007.

Interest expense for the three and nine months ended September 30, 2008 was $223,427 and $661280, respectively, compared to $491,658 and $839,869 for the corresponding periods in 2007. The higher costs for the 2007 reporting periods reflect a $322,402 expense incurred in connection with obtaining the waivers secured from the Debenture holders of all accrued liquidated damages under the Registration Rights Agreement with respect to the common stock underlying the $7,500,000 principal amount of 8% Secured Convertible Debentures we issued on February 9, 2007, partially offset by the Debentures being outstanding for the full nine months in 2008 versus the comparable partial period in 2007. Interest expense included amortization of deferred debt issuance costs of $50,742 and $152,225, as well as debt discount of $16,685 and $50,055 for the three and nine month periods ended September 30, 2008, respectively. Amortization of deferred debt issuance costs, included in 2007 interest expense for the comparable periods, was $32,590 and $130,801, respectively, all related to the Debentures.

Liquidity and Capital Resources

In February 2007, we sold $7,500,000 principal amount of our 8% Secured Convertible Debentures to institutional investors for a total purchase price of $7,500,000 (the “Debenture Financing”). We paid Rodman & Renshaw LLC, placement agent for the Debenture Financing, $525,000 (7% of the gross proceeds from the sale of the Debentures), plus $25,000 in reimbursement of its expenses, under a placement agency agreement. Most of the cash generated from the private placement has been used to fund subsequent business activities. As of September 30, 2008, we had only $859 of cash remaining.

During the nine month period ended September 30, 2008, we used $1,083,045 to fund our operating activities compared to $3,583,706 used in the corresponding period of 2007, a reduction of $2,500,661. We used less cash in the 2008 reporting period due to a $1,014,810 increase in accounts payable versus a $143,510 decrease in the 2007 corresponding period, a difference of $1,158,320. In addition, our net loss on a cash basis was $2,343,838 and $3,495,846 for the nine months ended September 30, 2008 and 2007, respectively, which resulted in a $1,152,008 lower use of cash.

There were no investing activities for the nine months ended September 30, 2008. Investing activities during the first nine months of 2007 produced net cash of $871,529 principally from the collection of our loan to Volga-Neft of $3,000,000, which was returned to us in connection with the rescission in June 2007 of the Volga-Neft transaction. This was partially offset by a $2,000,000 loan advance made to Volga-Neft prior to the rescission and which was also returned to us as part of the loan collection, as well as our use of $110,000 to acquire the right to contract for the purchase of interests in the oil and gas projects in Ukraine and office equipment purchases of $18,471.

Financing activities during the nine months ended September 30, 2008 provided net cash of $35,184, stemming from loans made to our wholly-owned subsidiary in Ukraine, AUE, by a director of AUE. We used the proceeds of this financing to fund the operations of AUE prior to our sale of AUE for $9,900 in October 2008. Financing activities provided net cash of $5,950,000 during the first nine months of 2007, resulting from the Debenture Financing. We used $1,000,000 of the net proceeds of this financing to repay the loan we incurred in 2006 to fund liabilities of Volga-Neft. We received the return of this amount in connection with the rescission in June 2007 of the Volga-Neft transaction, as indicated above.

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

•

In addition, we failed to timely file Current Reports on Form 8-K regarding two reportable events during 2007, which we reported in Item 8B, “Other Information,” in our Annual Report for the year ended December 31, 2007, and two Current Reports on Form 8-K regarding two reportable events during the second quarter of 2008, which we reported in Item 5, “Other Information,” in our Quarterly Report for the period ended June 30, 2008. Management, including the Company’s principal executive officer and principal financial officer, has reviewed with legal counsel the Form 8-K rules and will implement the necessary controls to timely comply with the Form 8-K requirements.

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

Changes in Internal Control over Financial Reporting

Our management has not identified any change in our internal control over financial reporting that occurred during the three month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of November, 2008.

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